Form 10QSB
period 2007-10-31
Heavy Metal, Inc.
filed 2007-12-14
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 333-147245 HEAVY METAL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0444290 (I.R.S. Employer Identification No.)

9457 215A Street Langley, British Columbia V1M 2A5 Canada
(Address of principal executive offices)

604-787-1398
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 12, 2007, the registrant’s outstanding common stock consisted of 16,750,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Heavy Metal, Inc. (the “Company”, “Heavy Metal”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Heavy Metal, Inc.
(An Exploration Stage Company)
October 31, 2007
Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Heavy Metal, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	July 31,
	2007	2007
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	56,495	34,000
Prepaid expenses	3,000	–

Total Current Assets	59,495	34,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,590	–
Accrued liabilities	12,188	–
Due to related party (Note 4(a))	541	541

Total Current Liabilities	14,319	541

Going Concern (Note 1)
Stockholders’ Equity
Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 16,750,000 shares	16,750	16,750
Additional paid-in capital	67,000	67,000
Share subscriptions receivable (Note 5)	(750)	(33,750)
Donated capital (Note 4(b))	5,000	1,250
Deficit accumulated during the exploration stage	(42,824)	(17,791)

Total Stockholders’ Equity	45,176	33,459

Total Liabilities and Stockholders’ Equity	59,495	34,000

(The accompanying notes are an integral part of these financial statements)

F–1

Heavy Metal, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

		Period from	Accumulated from
		June 27,	June 27,
	Three Months	2007	2007
	Ended	(Date of Inception)	(Date of Inception)
	October 31,	to July 31,	to October 31,
	2007	2007	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4(b))	25,033	1,791	26,824
Impairment of mineral property costs	–	16,000	16,000

Total Operating Expenses	25,033	17,791	42,824

Net Loss	(25,033)	(17,791)	(42,824)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	16,750,000	9,022,000

(The accompanying notes are an integral part of these financial statements)

F–2

Heavy Metal, Inc
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

		Period from
	Three Months	June 27, 2007
	Ended	(Date of Inception)
	October 31,	to July 31,
	2007	2007
	$	$

Operating Activities
Net loss for the period	(25,033)	(17,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	3,750	1,250
Impairment of mineral property	–	16,000
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)	–
Accounts payable	1,590	–
Accrued liabilities	12,188	–
Due to related party	–	541

Net Cash Used in Operating Activities	(10,505)	–

Investing Activities
Acquisition of mineral property	–	(16,000)

Net Cash Used in Investing Activities	–	(16,000)

Financing Activities
Proceeds from issuance of common stock	33,000	50,000

Net Cash Provided by Financing Activities	33,000	50,000

Net Increase in Cash	22,495	34,000
Cash, Beginning of Period	34,000	–

Cash, End of Period	56,495	34,000

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

F–3

Heavy Metal, Inc (An Exploration Stage Company) Notes to Financial Statements (Unaudited)

1.	Nature of Operations and Continuance of Business

Heavy Metal, Inc. (the “Company”) was incorporated in the state of Nevada on June 27, 2007. On July 27, 2007, the Company acquired a mineral claim for the purpose of exploring for economic deposits of uranium in the Athabasca Basin, Saskatchewan, Canada. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at October 31, 2007, the Company has an accumulated deficit of $42,824. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2008.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is July 31.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Heavy Metal, Inc (An Exploration Stage Company) Notes to Financial Statements (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Financial Instruments

The fair values of financial instruments which include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

	f)	Mineral Property

The Company has been in the exploration stage since its inception on June 27, 2007, and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the share-of-production method over the estimated life of the probable reserve, if mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	g)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143 "Accounting for Asset Retirement obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or assets for recoverability when events or changes in circumstances indicate that the carrying amount is not recoverable and exceeds fair value.

	i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Heavy Metal, Inc (An Exploration Stage Company) Notes to Financial Statements (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	k)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

	l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Heavy Metal, Inc (An Exploration Stage Company) Notes to Financial Statements (Unaudited)

3.	Mineral Property

On July 27, 2007, the Company purchased a mineral claim comprised of 614 hectares located in the Athabasca Basin, Saskatchewan, Canada for consideration of $16,000. The cost of the mineral property was initially capitalized. As at July 31, 2007, the Company recognized an impairment loss of $16,000, as it has not yet been determined whether there are proven or probable reserves on the property.

4.	Related Party Transactions

	a)	As at July 31, 2007 and October 31, 2007, the Company was indebted to the President of the Company in the amount of $541, which is non-interest bearing, unsecured, and due on demand.

	b)	The President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. During the three months ended October 31, 2007, $3,000 (period ended July 31, 2007 - $1,000) in donated services and $750 (period ended July 31, 2007 - $250) in donated rent were charged to operations and recorded as donated capital.

5.	Common Stock

On July 30, 2007, the Company issued 6,750,000 shares of common stock at $0.005 per share for share subscriptions receivable of $33,750, of which $33,000 was received on August 23, 2007.

6.	Subsequent Event

On November 8, 2007, the Company received proceeds of $750 for shares issued prior to July 31, 2007.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION/ PLAN OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Introduction

Heavy Metal, Inc. (“we”, “us”, “Heavy Metal”) was incorporated as a Nevada company on June 27, 2007.

Overview

We are a new and unestablished mineral exploration and development company with a focus on uranium. Our long term aim is to identify and either purchase or option mineral interests in various uranium prospects with a view to exploring them, and if a commercially viable ore body is found, extracting uranium from the same and generating a profit either alone or by forming joint ventures with other companies who have greater resources than our own.

Our geographic focus is North America. Currently, our sole mining asset is a mineral claim commonly known as the Spreckley Lake property (Claim Group S-108989) located in the Athabasca Basin in Northern Saskatchewan, Canada. The property covers an area of 614 hectares. Our plan of operations for the next twelve months beginning January 2008 is to conduct exploration of our Spreckley Park property.

We have only recently begun our current operations and we have not yet earned any revenues, have had operational losses to date and have accumulated a deficit. From our inception on June 27, 2007 until October 31, 2007 we incurred a total comprehensive loss of $42,824.

We are an exploration stage company. Our most advanced projects are at the exploration stage and there is no assurance that our mining claims contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing of approximately $500,000 in order to pursue full exploration of these claims over the next 12 months beginning January 2008. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

There is no assurance that a commercially viable mineral deposit exists on the Spreckley Lake property. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining the Spreckley Lake property is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Plan of Operation - Spreckley Lake property

On July 27, 2007 we entered into an agreement with Savvoy Exploration, Inc. to purchase all of Savvoy’s beneficial interest in mineral claim group S-108989 located in the Athabasca Basin, Saskatchewan, known as the Spreckley Lake property. The property covers an area of 614 hectares, as registered with the Government of Saskatchewan on June 1, 2006.

Pursuant to the terms of the Agreement, we have acquired all of the legal and beneficial interest in the mining rights and to the Spreckley Lake property for a fair market value purchase price of $16,000. Our mineral rights include the rights to explore, mine and produce all minerals lying beneath the surface of the property. We do not own surface rights.

Our plan of operation for the next twelve months (beginning January 2008) is to continue with the exploration of the Spreckley Lake property. Additionally we will continue to look to acquire other selective early stage properties.

We have not yet commenced exploration of the Spreckley Lake property. We intend to use a phased exploration approach by which the results of each phase will determine the nature and level of activities for the next.

As a result of the large surface area of the claim, our initial plan of exploration is to carry out early stage geophysics, mapping, sampling and drill programs on the claim to bring it to a level of knowledge where it can be joint-ventured or sufficient funding can be raised to complete feasibility studies.

In particular, over the next 12 months beginning January 2008, we intend to carry out the following actions with respect to the Spreckley Lake property:

Description of Phase of Exploration	Description of Exploration Work Required

First Phase	Carry out airborne geophysical surveys over a substantial portion of the land holdings. The purpose will be to identify favourable conductive graphitic horizons in the metamorphic basement. It is believed that by using the current generation of airborne electromagnetic equipment (e.g. Megatem), conductive zones can be identified in deeper parts of the basin where no strong conductors were located before. Conductive zones identified by air will be further defined by ground geophysics. This in turn may lead to drilling to test the target unconformity.

Complete drilling of approximately 5 new holes to confirm prior exploration results and delineate ore body.

Conduct ground scintillation survey to identify new drilling targets.

Undertake a scoping study to assess feasibility of putting the Spreckley Lake property into production.

Continue to seek out old reports and drill data to enhance the value of the existing property.

Second Phase	If results from the first phase of drilling are good, we will continue with a second and more intensive drilling phase, which will include drilling to test for mineralization at depth.

Stake out new claims.

Conduct survey and drilling evaluation of newly acquired
claims.

The anticipated timetable and estimated budget for completion for each stage of exploration are as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion

First Phase	Spring 2008	$100,000

Second Phase	Fall 2008	$400,000

TOTAL		$500,000 (1)

(1) All costs and timings are estimates only, and these may change dramatically depending on unforeseen circumstances arising at each stage of the exploration program.

Our exploration plans for our mineral interests will be continually evaluated and modified as exploration results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

Overall, our planned exploration expenditures for the next twelve months (beginning January 2008) on the property, together with amounts we expect to spend on other acquisitions costs and administrative costs are summarized as follows:

Description of Expense	Amount

Exploration of the Spreckley Lake property	$500,000

Annual maintenance charges on the Spreckley Lake property	$7,368

btaining interests in other mining rights	$25,000

General and Administrative Expenses	$100,000

Total	$632,368

The general and administrative expenses for the year will consist of consulting fees and professional fees for the audit and legal work relating to our regulatory filings throughout the year, transfer agent fees, investor relations and general office expenses.

As at October 31, 2007, we had $56,495 cash in the bank. Based on our planned expenditures, we require a minimum of $632,368 to proceed with our plan of operations over the next twelve months (beginning January 2008). We anticipate that we will require additional financing in order to pursue our exploration program beyond its preliminary stage for the Spreckley Lake property. If we achieve less than the full amount of financing that we require, we will scale back our exploration program on the property and will proceed with a scaled back exploration plan based on our available financial resources.

From the date of this quarterly report to the following 30 months, we anticipate that we will not generate any revenues. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure such financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our property and our plan of operations.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

Apart from our interests in the mineral property, we do not anticipate the sale or acquisition of any material properties, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Number of Employees

As of October 31, 2007, we have no full time or part time employees. David Harapiak, our director, Chief Executive Officer and Chief Financial Officer, works part time as an independent contractor in the areas of business development and management. Mr. Harapiak currently spends 20 hours per week providing services to our company, which represents approximately 40% of his working hours. We currently engage independent contractors in the areas of accounting, geologist services and legal services. We plan to engage independent contractors in the areas of consulting, marketing, accounting, bookkeeping and other services.

Results of Operations

Our results of operations are presented below:

	Three Months Ended	Period from
	October 31, 2007	June 27, 2007
		(inception) to October 31,
		2007

Costs and Expenses:

General and Administrative	$25,033	$26,824

Impairment of mineral property costs	-	16,000

Total Operating Expense	25,033	42,824

Net Loss	(25,033)	(42,824)

Loss per common share (basic and assuming dilution)	-	-

Weighted average common shares for computation	16,750,000	9,022,000

Since our inception on June 27, 2007, we have never generated any revenues. Since our inception to October 31, 2007, we incurred net loss of $42,824. We anticipate that we will not earn any revenues during the current fiscal year or in the following 30 months from the date of this report as we are presently engaged in the exploration of our mineral properties.

For the three months ended October 31, 2007 we incurred net loss of $25,033. This compares to our financial results for the year ended July 31, 2007 when we incurred net loss of $17,791. Our net loss per share was $nil for the three months ended October 31, 2007.

For the three months ended October 31, 2007 our total operating expenses were $25,033 (compared to total operating expenses of $17,791 for the year ended July 31, 2007). This is primarily due to our day to day operation activities for the three months and costs associated with professional fees including accounting, legal and other consulting fees, travel expenses, and mineral and exploration costs. We are a newly incorporated company and have experienced many of the costs associated with starting a company. Since our inception to October 31, 2007 we incurred $42,824 in total operating expenses, of which $16,000 was impairment for mineral property costs.

Our general and administrative expenses from June 27, 2007 (date of inception) to October 31, 2007 were $26,824. This includes amounts for professional fees, consulting fees, management fees, and other administrative expenses. Our other administrative expenses consist of bank charges, filing fees, payroll, investor relations fees, marketing expenses, stock based compensation, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies, and exploration and mineral costs. Our professional fees include legal, accounting and auditing fees.

For the three months ended October 31, 2007, our general and administrative fees were $25,033 (compared to general and administrative fees of $1,791 for the year ended July 31, 2007).

Liquidity and Capital Resources

As of October 31, 2007, we had cash and cash equivalents of $59,495 and a working capital surplus of $45,176. Our accumulated deficit was $42,824 as at October 31, 2007. Our net loss of $42,824 from June 27, 2007 (date of inception) to October 31, 2007 was funded by our equity financing. During the three months ended October 31, 2007, we raised $33,000 from the sale of our common stock. Since inception on June 27, 2007 we have raised $83,000 from the sale of our common stock. The increase in cash and cash equivalent for the three months ended October 31, 2007 was $22,495.

We used net cash of $nil in investing activities during the three months ended October 31, 2007. We used net cash of $10,505 in operating activities for the three months ended October 31, 2007. We received net cash of $33,000 from financing activities during the three months ended October 31, 2007. During the three months ended October 31, 2007, our monthly cash requirement was approximately $3,501 in operating and investing activities. As of October 31, 2007, we had cash and cash equivalent of $59,495, which cover our costs for approximately 16 months according to our current monthly burn rate.

We expect to require approximately an additional $632,368 in financing to continue our planned operations for the next year (from January 2008). We anticipate that after January 2008 our monthly expenses will increase as our general and administrative expenses and our proposed acquisition and exploration costs also increase.

Our independent registered public accounting firm has stated in their report included in our July 31, 2007 year end audited financial statements, that our recurring losses raise substantial doubts about our ability to continue as a going concern, and we are dependent upon management's ability to develop profitable operations.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs pending our obtaining additional financing. Given our plan to scale back our operations if we do not achieve additional financing, we anticipate that our current cash and working capital will be sufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months.

Future Financings

We will require additional financing in order to proceed with the exploration of our mineral properties. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Heavy Metal and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

ITEM 3. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

David Harapiak, our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings which involve us or any of our properties or subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heavy Metal, Inc. (Registrant)
/s/ David Harapiak
Date: December 14, 2007	David Harapiak
Director, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer