Form 10QSB/A
period 2007-10-31
Heavy Metal, Inc.
filed 2008-01-04
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

Amendment # 1

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
☒ Yes ☐ No

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

Heavy Metal, Inc. (Registrant)
/s/ David Harapiak
Date: January 4, 2008	David Harapiak
Director, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer