Form 10-Q
period 2008-01-31
Heavy Metal, Inc.
filed 2008-03-18
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 333-147245 HEAVY METAL, INC. (Exact name of registrant as specified in its charter)

Nevada	26-0444290
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9457 215A Street Langley, British Columbia V1M 2A5 Canada (Address of principal executive offices)

(604) 888-7045
(Registrant’s telephone number, including area code)
_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 14, 2008, the registrant’s outstanding common stock consisted of 16,750,000 shares.

HEAVY METAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Heavy Metal, Inc. (the “Company”, “Heavy Metal”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Heavy Metal, Inc.
(An Exploration Stage Company)
January 31, 2008
Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Heavy Metal, Inc. (An Exploration Stage Company) Balance Sheets (Expressed in U.S. dollars)

	January 31,	July 31,
	2008	2007
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	35,400	34,000
Prepaid expenses	6,389	–
Total Current Assets	41,789	34,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	4,145	–
Accrued liabilities	7,908	–
Due to related party (Note 4(a))	541	541
Total Current Liabilities	12,594	541
Going Concern (Note 1)
Stockholders’ Equity
Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 16,750,000 shares	16,750	16,750
Additional paid-in capital	67,000	67,000
Share subscriptions receivable (Note 5)	–	(33,750)
Donated capital (Note 4(b))	8,750	1,250
Deficit accumulated during the exploration stage	(63,305)	(17,791)
Total Stockholders’ Equity	29,195	33,459
Total Liabilities and Stockholders’ Equity	41,789	34,000

(The accompanying notes are an integral part of these financial statements)

F–1

Heavy Metal, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

			Period from	Accumulated from
			June 27,	June 27,
	Three Months	Six Months	2007	2007
	Ended	Ended	(Date of Inception)	(Date of Inception)
	January 31,	January 31,	to July 31,	to January 31,
	2008	2008	2007	2008
	$	$	$	$
Revenue	–		–	–
Expenses
General and administrative (Note 4(b))	20,481	45,514	1,791	47,305
Impairment of mineral property costs	–	–	16,000	16,000
Total Operating Expenses	20,481	45,514	17,791	63,305
Net Loss	(20,481)	(45,514)	(17,791)	(63,305)
Net Loss Per Share – Basic and Diluted	–	–	–
Weighted Average Shares Outstanding	16,750,000	16,750,000	9,022,000

(The accompanying notes are an integral part of these financial statements)

F–2

Heavy Metal, Inc
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

		Period from
	Six Months	June 27, 2007
	Ended	(Date of Inception)
	January 31,	to July 31,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(45,514)	(17,791)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and rent	7,500	1,250
Impairment of mineral property	–	16,000
Changes in operating assets and liabilities:
Prepaid expenses	(6,389)	–
Accounts payable	4,145	–
Accrued liabilities	7,908	–
Due to related party	–	541
Net Cash Used in Operating Activities	(32,350)	–
Investing Activities
Acquisition of mineral property	–	(16,000)
Net Cash Used in Investing Activities	–	(16,000)
Financing Activities
Proceeds from issuance of common stock	33,750	50,000
Net Cash Provided by Financing Activities	33,750	50,000
Net Increase in Cash	1,400	34,000
Cash, Beginning of Period	34,000	–
Cash, End of Period	35,400	34,000
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

F–3

Heavy Metal, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at January 31, 2008, the Company has an accumulated deficit of $63,305. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F–4

Heavy Metal, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Financial Instruments

The fair values of financial instruments which include cash , accounts payable, accrued liabilities and amount due to related party were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments.

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

F–5

Heavy Metal, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Income Taxes

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB” issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

On July 27, 2007, the Company purchased a mineral claim comprised of 614 hectares located in the Athabasca Basin, Saskatchewan, Canada for consideration of $16,000. The cost of the mineral property was initially capitalized. As at July 31, 2007, the Company recognized an impairment loss of $16,000, as it had not yet been determined whether there are proven or probable reserves on the property.

4.	Related Party Transactions

	a)	As at July 31, 2007 and January 31, 2008, the Company was indebted to the President of the Company in the amount of $541, which is non-interest bearing, unsecured, and due on demand.

b)

The President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. During the six months ended January 31, 2008, $6,000 (period ended July 31, 2007 - $1,000) in donated services and $1,500 (period ended July 31, 2007 - $250) in donated rent were charged to operations and recorded as donated capital.

F–6

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview and Uncertainties

Heavy Metal, Inc. (“we”, “us”, “Heavy Metal”) was incorporated as a Nevada company on June 27, 2007. We have no subsidiaries. We are a startup, development stage mineral exploration and development company with a focus on uranium. Our geographic focus is North America. Currently, we have one mineral claim commonly known as the Spreckley Lake property (Claim Group S-108989) located in the Athabasca Basin in Northern Saskatchewan, Canada. The property covers an area of 614 hectares. Our plan of operations for the next twelve months beginning February 2008 is to conduct exploration of our Spreckley Park property.

We have incurred losses to date, and have an accumulated loss from our inception on June 27, 2007 to January 31, 2008 of $63,305.

We are an exploration stage company and there is no assurance that our mining claims contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing of approximately $600,000 in order to pursue full exploration of these claims over the next 12 months beginning February 2008. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

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

Results of Operations

Our results of operations are presented below:
	Three Months Ended	Period from
	January 31, 2008	June 27, 2007
		(inception) to January 31, 2008
Costs and Expenses:
General and Administrative	$20,481	$47,305
Impairment of mineral property costs	-	16,000
Total Operating Expenses	20,481	63,305
Net Loss	(20,481)	(63,305)
Loss per common share (basic and assuming dilution)	-	-
Weighted average common shares for computation	16,750,000	-

Since our inception on June 27, 2007 to January 31, 2007, we never generated any revenues and we have incurred net loss of $63,305. We anticipate that we will not earn any revenues during the current fiscal year or in the following 30 months from the date of this report as we are presently engaged in the exploration of our mineral properties.

For the six months ended January 31, 2008 we incurred a net loss of $45,514. This compares to our financial results for the period ended July 31, 2007 when we incurred net loss of $17,791. Our net loss per share was $nil for the three months ended January 31, 2008.

Our total operating expenses for the three months ended January 31, 2008 were $20,481. For the six months ended January 31, 2008, they were $45,514. This compares to total operating expenses of $17,791 for the period ended July 31, 2007.

Our total operating expenses were incurred in day to day operating activities for the three months ended January 31, 2008, including transfer agent setup and transaction fees, costs associated with professional fees such as accounting, legal and donated services and rent.

Our total operating expenses from June 27, 2007 (date of inception) to July 31, 2007 were $17,791. This includes an amount for impairment of our mineral property of $16,000 and general and administrative expenses of $1,791, including amounts for filing fees and donated services and rent.

For the three and six months ended January 31, 2008, our general and administrative expenses were $20,481 and $45,514 respectively, compared to general and administrative expenses of $17,791 for the period ended July 31, 2007.

Liquidity and Capital Resources

As of January 31, 2008, we had cash of $35,400 and a working capital surplus of $36,637. Our accumulated deficit was $63,305 as at January 31, 2008. Our net loss of $63,305 from June 27, 2007 (date of inception) to January 31, 2008 was funded by our equity financing. During the six months ended January 31, 2008, we raised $33,750 from the sale of our common stock. Since our inception on June 27, 2008 we have raised $83,750 from the sale of our common stock.

We used net cash of $32,350 in operating activities for the six months ended January 31, 2008. We received net cash of $33,750 from financing activities during the six months ended January 31, 2008. During the six months ended January 31, 2008, our monthly cash requirement was approximately $5,392 in operating activities. As of January 31, 2008, we had cash of $35,400, which will cover our costs for approximately 6 months according to our current monthly burn rate.

We estimate our planned expenses for the next year (from February 2008) to be approximately $632,368, as summarized in the table below.

Description of Expense	Amount
Exploration of the Spreckley Lake property	$500,000
Annual maintenance charges on the Spreckley Lake property	$7,368
Obtaining interests in other mining rights	$25,000
General and Administrative Expenses	$100,000
Total	$632,368

The general and administrative expenses for the year will consist of consulting fees and professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, transfer agent fees, investor relations and general office expenses.

On July 27, 2007 we entered into an agreement with Savvoy Exploration, Inc. to purchase all of Savvoy’s beneficial interest in mineral claim group S-108989 located in the Athabasca Basin, Saskatchewan, known as the Spreckley Lake property. The property covers an area of 614 hectares, as registered with the Government of Saskatchewan on June 1, 2006.

Pursuant to the terms of the Agreement, we acquired all of the legal and beneficial interests in the mining rights and to the Spreckley Lake property for a fair market value purchase price of $16,000. Our mineral rights include the rights to explore, mine and produce all minerals lying beneath the surface of the property. We do not own surface rights to the property.

We have not yet commenced exploration of the Spreckley Lake property. We intend to use a phased exploration approach by which the results of each phase will determine the nature and level of activities for the next. Over the next 12 months beginning February 2008, we intend to carry out the following actions with respect to the Spreckley Lake property:

Description of Phase of Exploration	Description of Exploration Work Required
First Phase	-Carry out airborne geophysical surveys over a substantial portion of the land holdings. The purpose will be to identify favourable conductive graphitic horizons in the metamorphic basement. It is believed that by using the current generation of airborne electromagnetic equipment (e.g. Megatem), conductive zones can be identified in deeper parts of the basin where no strong conductors were located before. Conductive zones identified by air will be further defined by ground geophysics. This in turn may lead to drilling to test the target unconformity.

-Complete drilling of approximately 5 new holes to confirmprior exploration results and delineate ore body. -Conduct ground scintillation survey to identify new drilling targets.

-Undertake a scoping study to assess feasibility of putting the Spreckley Lake property into production.
-Continue to seek out old reports and drill data to enhance the value of the existing property.
Second Phase	-If results from the first phase of drilling are good, we will continue with a second and more intensive drilling phase, which will include drilling to test for mineralization at depth.
-Stake out new claims.
-Conduct survey and drilling evaluation of newly acquired claims.

The anticipated timetable and estimated budget for completion of each stage of exploration are as follows:

Stage of Exploration	Anticipated Timetable for Completion (1)	Estimated Cost of Completion (1)
First Phase	Spring 2008	$100,000
Second Phase	Fall 2008	$400,000
TOTAL		$500,000

(1) All costs and timings are estimates only, and these may change dramatically depending on unforeseen circumstances arising at each stage of the exploration program.

As at January 31, 2008, we had $35,400 cash in the bank. Based on our planned expenditures, we require a minimum of $632,368 to proceed with our plan of operations over the next twelve months (beginning February 2008). We anticipate that we will require additional financing of $600,000 in order to pursue our exploration program beyond its preliminary stage for the Spreckley Lake property. If we achieve less than the full amount of financing that we require, we will scale back our exploration program on the property and will proceed with a scaled back exploration plan based on our available financial resources.

Our independent registered public accounting firm has stated in their report included in our July 31, 2007 year end audited financial statements, that our expected recurring losses and lack of revenue raise substantial doubt about our ability to continue as a going concern, and we are dependent upon management's ability to develop profitable operations.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to stay within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs pending our obtaining additional financing. Given our plan to scale back our operations if we do not achieve additional financing, we anticipate that our current cash and working capital will be sufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months.

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

Number of Employees

As of January 31, 2008, we have no full time or part time employees. David Harapiak, our director, Chief Executive Officer and Chief Financial Officer, works part time as an independent contractor in the areas of business development and management. Mr. Harapiak currently spends 20 hours per week providing services to our company, which represents approximately 40% of his working hours. We currently engage independent contractors in the areas of accounting, geologist services and legal services. We plan to engage independent contractors in the areas of consulting, marketing, accounting, bookkeeping and other services.

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

Off-Balance Sheet Arrangements

As of January 31, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

ITEM 4T. CONTROL AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

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

Heavy Metal, Inc.
(Registrant)

/s/ David Harapiak
Date: March 17, 2008	David Harapiak Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer