Form 10-Q
period 2008-04-30
Heavy Metal, Inc.
filed 2008-06-16
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 333-147245

HEAVY METAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0444290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

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

As of June 10, 2008, the registrant’s outstanding common stock consisted of 16,750,000 shares.

HEAVY METAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements of Heavy Metal, Inc. (the “Company”, “Heavy Metal”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Heavy Metal, Inc.
(An Exploration Stage Company)
April 30, 2008
Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Heavy Metal, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	July 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	10,775	34,000
Prepaid expenses	3,611	–
Total Assets	14,386	34,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,735	–
Accrued liabilities	1,300	–
Due to related party (Note 4(a))	541	541
Total Current Liabilities	3,576	541
Going Concern (Note 1)
Stockholders’ Equity
Common stock
Authorized: 75,000,000 shares, par value $0.001
Issued and outstanding: 16,750,000 shares	16,750	16,750
Additional paid-in capital	67,000	67,000
Share subscriptions receivable	–	(33,750)
Donated capital (Note 4(b))	12,500	1,250
Deficit accumulated during the exploration stage	(85,440)	(17,791)
Total Stockholders’ Equity	10,810	33,459
Total Liabilities and Stockholders’ Equity	14,386	34,000

(The accompanying notes are an integral part of these financial statements)

F–1

Heavy Metal, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

			Period from	Accumulated from
			June 27,	June 27,
	Three Months	Nine Months	2007	2007
	Ended	Ended	(Date of Inception)	(Date of Inception)
	April 30,	April 30,	to July 31,	to April 30,
	2008	2008	2007	2008
	$	$	$	$
Revenue	–		–	–
Expenses
General and administrative (Note 4(b))	22,135	67,649	1,791	69,440
Impairment of mineral property costs	–	–	16,000	16,000
Total Operating Expenses	22,135	67,649	17,791	85,440
Net Loss	(22,135)	(67,649)	(17,791)	(85,440)
Net Loss Per Share – Basic and Diluted	–	–	–
Weighted Average Shares Outstanding	16,750,000	16,750,000	9,022,000

(The accompanying notes are an integral part of these financial statements)

F–2

Heavy Metal, Inc
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

		Period from
	Nine Months	June 27, 2007
	Ended	(Date of Inception)
	April 30,	to July 31,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(67,649)	(17,791)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and rent	11,250	1,250
Impairment of mineral property	–	16,000
Changes in operating assets and liabilities:
Prepaid expenses	(3,611)	–
Accounts payable	1,735	–
Accrued liabilities	1,300	–
Due to related party	–	541
Net Cash Used in Operating Activities	(56,975)	–
Investing Activities
Acquisition of mineral property	–	(16,000)
Net Cash Used in Investing Activities	–	(16,000)
Financing Activities
Proceeds from issuance of common stock	33,750	50,000
Net Cash Provided by Financing Activities	33,750	50,000
Net Increase (Decrease) in Cash	(23,225)	34,000
Cash, Beginning of Period	34,000	–
Cash, End of Period	10,775	34,000
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2008, the Company has working capital of $10,810 and an accumulated deficit of $85,440. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Heavy Metal, Inc
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Financial Instruments

The fair values of financial instruments which include cash, accounts payable, accrued liabilities and amount due to related party were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

	f)	Mineral Property Costs

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Heavy Metal, Inc
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

4.	Related Party Transactions

	a)	As at July 31, 2007 and April 30, 2008, the Company was indebted to the President of the Company in the amount of $541, which is non-interest bearing, unsecured, and due on demand.

	b)	The President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. During the nine months ended April 30, 2008, $9,000 (period ended July 31, 2007 - $1,000) in donated services and $2,250 (period ended July 31, 2007 - $250) in donated rent were charged to operations and recorded as donated capital.

5.	Common Stock

On July 30, 2007, the Company issued 6,750,000 shares of common stock at $0.005 per share for share subscriptions receivable of $33,750 which was received in fiscal 2008.

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

Business Overview and Uncertainties

Heavy Metal, Inc. (“we”, “us”, “Heavy Metal”) was incorporated as a Nevada company on June 27, 2007. We have no subsidiaries. We are a startup, development stage mineral exploration and development company with a focus on uranium. Our geographic focus is North America. Currently, we have one mineral claim commonly known as the Spreckley Lake property (Claim Group S-108989) located in the Athabasca Basin in Northern Saskatchewan, Canada. The property covers an area of 614 hectares. Our plan of operations for the next twelve months beginning February 2008 is to conduct exploration of our Spreckley Lake property.

We have incurred losses to date, and have an accumulated loss from our inception on June 27, 2007 to April 30, 2008 of $85,440.

We are an exploration stage company and there is no assurance that our mining claims contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing of approximately $632,368 in order to pursue full exploration of these claims over the next 12 months beginning June 2008. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

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

Results of Operations

Since our inception on June 27, 2007 to April 30, 2008, we have never generated any revenues and we have incurred losses totalling $85,440. We anticipate that we will not earn any revenues during the current fiscal year or in the following 30 months from the date of this report as we are presently engaged in the exploration of our mineral properties.

For the nine months ended April 30, 2008 we incurred a net loss of $67,649. This compares to a net loss of $17,791 for the period ended from June 27, 2007 (date of inception) to July 31, 2007.

Our total operating expenses for the three months ended April 30, 2008 were $22,135. For the nine months ended April 30, 2008, they were $67,649. This compares to total operating expenses of $17,791 for the period ended from June 27, 2007 (date of inception) to July 31, 2007.

Our total operating expenses were incurred in day to day operating activities for the three months ended April 30, 2008, including general office expenses, transfer agent fees, costs associated with professional fees such as accounting, legal and donated services and rent.

Our total operating expenses from June 27, 2007 (date of inception) to July 31, 2007 were $17,791. This includes an amount for impairment of our mineral property of $16,000 and general and administrative expenses of $1,791, including amounts for filing fees and donated services and rent.

Liquidity and Capital Resources

As of April 30, 2008, we had cash of $10,775 and a working capital surplus of $10,810. Our accumulated deficit was $85,440 as at April 30, 2008. Our net loss of $85,440 from June 27, 2007 (date of inception) to April 30, 2008 was funded by our equity financing. During the nine months ended April 30, 2008, we raised $33,750 from the sale of our common stock. Since our inception on June 27, 2007 we have raised $83,750 from the sale of our common stock.

We received net cash of $33,750 from financing activities during the nine months ended April 30, 2008. During the nine months ended April 30, 2008, we used net cash of $56,975 to fund our operating activities, translating to a cash requirement of approximately $6,330 per month to fund our operating activities. As of April 30, 2008, we had cash of $10,775, which will cover our costs for approximately one and half months according to our current monthly burn rate.

Our planned expenses for the next year (from June 2008) will be approximately $632,368, as summarized in the table below.

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

We have not yet commenced exploration of the Spreckley Lake property. We intend to use a phased exploration approach by which the results of each phase will determine the nature and level of activities for the next. Over the next 12 months beginning June 2008, we intend to carry out the following actions with respect to the Spreckley Lake property:

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
Stake out new claims.
Conduct survey and drilling evaluation of newly acquired
claims.

The anticipated timetable and estimated budget for completion of each stage of exploration are as follows:

Stage of Exploration	Anticipated Timetable for Completion (1)	Estimated Cost of Completion (1)
First Phase	Summer 2008	$100,000
Second Phase	Fall 2008	$400,000
TOTAL		$500,000

(1) All costs and timings are estimates only, and these may change dramatically depending on unforeseen circumstances arising at each stage of the exploration program.

As at April 30, 2008, we had $10,775 cash in the bank. Based on our planned expenditures, we require a minimum of $632,368 to proceed with our plan of operations over the next twelve months (beginning June 2008). We anticipate that we will require additional financing of $625,000 in order to pursue our exploration program beyond its preliminary stage for the Spreckley Lake property. If we achieve less than the full amount of financing that we require, we will scale back our exploration program on the property and will proceed with a scaled back exploration plan based on our available financial resources.

Our independent registered public accounting firm has stated in their report included in our July 31, 2007 year end audited financial statements, that our expected recurring losses and lack of revenue raise substantial doubt about our ability to continue as a going concern, and we are dependent upon management's ability to develop profitable operations.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to stay within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs pending our obtaining additional financing. Although we plan to scale back our operations if we are not able to raise additional financing, we anticipate that our current cash and working capital will be insufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months.

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

Number of Employees

As of April 30, 2008, we have no full time or part time employees. David Harapiak, our director, Chief Executive Officer and Chief Financial Officer, works part time as an independent contractor in the areas of business development and management. Mr. Harapiak currently spends 20 hours per week providing services to our company, which represents approximately 40% of his working hours. We currently engage independent contractors in the areas of accounting, geologist services and legal services. We plan to engage independent contractors in the areas of consulting, marketing, accounting, bookkeeping and other services.

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

Off-Balance Sheet Arrangements

As of April 30, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heavy Metal, Inc.
(Registrant)

/s/ David Harapiak
Date: June 13, 2008	David Harapiak
Director, Chief Executive Officer, Chief
Financial Officer and Principal Accounting
Officer

Pursuant to the requirements of the Exchange Act this Report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ David Harapiak	June 13, 2008
David Harapiak
Director