Form 10-Q
period 2008-06-30
Options Media Group Holdings, Inc.
filed 2008-08-14
CIK 1413993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-147245

———————

Options Media Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	26-0444290
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

240 Old Federal Highway, Suite 100, Hallandale, Florida 33009

(Address of Principal Executive Office) (Zip Code)

(954) 620-0242

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
40,135,000 shares of common stock are issued and outstanding as of August 9, 2008.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

	Yes		No

TABLE OF CONTENTS

Page
PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements.

1

Item 2.      Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

13

Item 3.      Quantitative And Qualitative Disclosures About Market Risk.

17

Item 4.      Controls And Procedures

17

Item 4T.   Controls And Procedures.

18

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

19

Item 1A.   Risk Factors.

19

Item 2.      Unregistered Sales Of Equity Securities And Use Of Proceeds.

19

Item 3.      Defaults Upon Senior Securities.

19

Item 4.      Submission Of Matters To A Vote Of Security Holders.

19

Item 5.      Other Information.

19

Item 6.      Exhibits.

20

Signatures

21

PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

Options Media Group Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash	$725,252	$57,245
Accounts receivable, net of allowance
of $50,900 and $0, respectively	36,070	—
Prepaid expense	155,600	3,000
Other current assets	3,969	—
Total Current Assets	920,891	60,245

Property and equipment, net	121,842	—
Software, net	73,239	—
Goodwill	6,938,915	—
Intangible Assets, net	847,172	—

Total assets	$8,902,059	$60,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$125,932	$22,836
Accrued expenses	128,939	—
Note payable	1,000,000	—
Deferred revenue	162,092	—
Obligations under capital leases, current portion	28,717	—

Total Current Liabilities	1,445,680	22,836

Long-term liabilities:
Obligations under capital leases, net of current portion	25,270	—
Total long-term liabilities	25,270	—

Total liabilities	1,470,950	22,836

Stockholders' Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock; $.001 par value, 100,000,000 shares authorized,
40,135,000 and 30,398,148 issued and outstanding,
at June 30, 2008 and July 31, 2007, respectively	40,135	30,398
Additional paid-in capital	8,244,714	60,852
Accumulated deficit	(853,740)	(53,841)

Total Stockholders' Equity	7,431,109	37,409

Total Liabilities and Stockholders' Equity	$8,902,059	$60,245
See notes to unaudited consolidated financial statements

Option Media Group Holdings Inc. and Subsidiary
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$41,934	$—	$41,934	$—
Cost of revenues	1,942	—	1,942	—

Gross profit	39,992	—	39,992	—

Operating expenses:
Server hosting and maintenance	18,866	—	18,866	—
Payroll and related costs and stock based compensation	697,226	—	697,226	—
Commissions	1,237	—	1,237	—
Information technology services	2,841	—	2,841	—
Advertising	431	—	431	—
Rent	2,088	—	2,838	—
Other general and administrative	100,224	541	113,737	541

Total operating expenses	822,913	541	837,176	541

Income (loss) from operations	(782,921)	(541)	(797,184)	(541)
Other expense:	—		—
Interest expense	(2,715)	—	(2,715)	—

Net income (loss)	$(785,636)	$(541)	$(799,899)	$(541)

Net Loss Per Share Basic and Diluted	$(0.03)	$—	$(0.03)	$—

Weighted Average Shares Outstanding	31,147,137	—	30,774,711	—

See notes to unaudited consolidated financial statements.

Options Media Group Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For The Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(799,899)	$(541)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	6,861	—
Donated services and rent	7,209	—
Bad debt expense	26,933	—
Stock based compensation	682,290	—
Change in operating assets and liabilities:
Accounts receivable	118,994	—
Prepaid expense	(152,600)	—
Accounts payable and accrued expenses	(13,699)	541
Deferred revenue	29,033	—

Net Cash Used In Operating Activities	(94,878)	—

Cash Flows from Investing Activities:
Acquisition of business, net of cash acquired	(2,993,669)	—

Net Cash Used in Investing Activities	(2,993,669)	—

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	3,754,100	—
Advances (repayments) on lines of credit, net	2,454	—

Net Cash Provided by Financing Activities	3,756,554	—

Net Increase in Cash	668,007	—

Cash, Beginning of Period	57,245	—

Cash, End of Period	$725,252	$—

Supplemental Disclosures
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of a note payable in connection with the
acquisition of business	$1,000,000	$—
Issuance of common stock in connection with the
acquisition of business	$3,750,000	$—

See notes to unaudited consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of Business

Options Media Group Holdings, Inc. (the “Company”), formerly Heavy Metal, Inc., was incorporated in the state of Nevada on June 27, 2007. On July 27, 2007, the Company acquired a mineral claim for the purpose of exploring for economic deposits of uranium in the Athabasca Basin, Saskatchewan, Canada. Prior to June 23, 2008, the Company was in the development stage since its formation, without material assets or activities. Upon the consummation of the June 23, 2008 business combination discussed below, the Company exited the development stage.

On June 19, 2008, the Company effected a 1-for 1.81481481481 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation were approved by stockholders on June 18, 2008. All share and per share data in the accompanying consolidated financial statements has been retroactively adjusted to reflect the stock split.

On June 23, 2008, the Company completed a merger with Options Acquisition Sub, Inc., a Delaware corporation (“Options”) which is described below.

In connection with this merger, the Company discontinued its former business and succeeded to the business of Options as its sole line of business. The merger is being accounted for as a purchase method acquisition pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations”. Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and Options is the acquired company.

Options was originally formed in Florida on February 22, 2000 under the name Options Newsletter, Inc. and is engaged in the design of custom email delivery solutions for commercial customers. On January 4, 2008, Options Newsletter, Inc. merged with and into Options Acquisition Sub, Inc., a newly formed, wholly-owned Delaware subsidiary of Customer Acquisition Network Holdings, Inc., a Delaware company (“CAN”), with Options being the surviving corporation. Options began selling advertising space within free electronic newsletters that it published and emailed to subscribers. Options also generated leads for customers by emailing its customers’ advertisements to various email addresses from within its database. Options is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. Options also manages and markets its customers’ lists and makes them available to advertisers who are trying to reach customers similar to theirs. During the six months ended June 30, 2008, the majority of Options’ revenue was derived from being an ESP, but it continues to publish newsletters as well as email customer advertisements on a cost per lead generated basis.

Merger with Options

On June 23, 2008, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Options, Options Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of the Company (“Acquisition Sub”) and CAN. Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), on June 23, 2008 Acquisition Sub merged with and into Options, and Options, as the surviving corporation, became a wholly-owned subsidiary of the Company.

The Merger consideration included $3 million in cash, a $1 million senior secured promissory note and 12.5 million shares of the Company’s stock valued at $0.30 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”).The total purchase price was $7,792,000 and includes the cash of $3,000,000, common stock valued at $3,750,000, legal fees of $42,000, and the $1,000,000 promissory note.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

The Company accounted for the Merger utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The Company is the acquirer for accounting purposes and Options is the acquired company. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of Options. The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $48,330)	$234,296
Property and equipment at net book value	122,535
Other assets (Software, net)	73,802
Goodwill	6,938,915
Other Intangibles	852,777

Liabilities assumed	(430,325)

Net purchase price	$7,792,000

Intangible assets acquired include Customer Relationships valued at $475,123, email data base valued at $340,154 and $37,500 for a covenant not to compete.

Goodwill is expected not to be deductible for income tax purposes.

Unaudited pro forma results of operations data as if the Company and Options had occurred as of June 27, 2007, the inception date, are as follows:

	The Company and Options For the six months ended June 30, 2008	The Company and Options From June 27, 2007 (Inception Date) to June 30, 2007

Pro forma revenues	$1,367,698	$15,159
Pro forma loss from operations	$(1,331,966)	$2,403
Pro forma net loss	$(1,999,072)	$(1,254)
Pro forma loss per share	$(0.06)	$(0.00)
Pro forma diluted loss per share	$(0.06)	$(0.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at inception date or June 27, 2007 and is not intended to be a projection of future results.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Basis of Presentation

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the six months ended June 30, 2008 and our financial position as of June 30, 2008 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements.

As reflected in the accompanying unaudited financial statements for the six months ended June 30, 2008, the Company had a net loss of $ 799,899 and $94,878 of net cash used in operations. At June 30, 2008 the Company had a working capital deficiency of $524,789. Additionally at June 30, 2008, the Company had an accumulated deficit of $853,740. However, these figures reflect only 7 days of its subsidiary’s operations. In addition, of the $799,899 of net loss for the seven days, $682,290 consisted of non cash stock based compensation. In August 2008, the Company has received additional funds by way of private offering of approximately $540,000. In July 2008, the Company paid off a note payable of $1,000,000 and received a new loan of $900,000 that is due in July 2009. Based on our historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Options Acquisition Sub, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Significant estimates include the valuation of accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets, valuation of goodwill, and the valuation of stock based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The Company reviews the accounts receivable which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2008, management determined that an allowance is necessary which amounted to $50,900.

Software

Purchased software is initially recorded at cost, which is considered to be fair value at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful lives of the assets of three years. Costs associated with upgrades and enhancements to existing Internal-use software that result in additional functionality are capitalized if they can be separated from maintenance costs, whereas costs for maintenance are expensed as incurred.

Amortization expense for the six months ended June 30, 2008 and 2007 was $563 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. Leasehold improvements are amortized over the shorter of the estimated useful lives or related lease terms. If there is no specified lease term, the Company amortizes leasehold improvements over the estimated useful life.

Category	Lives
Furniture & fixtures	4.5 years
Computer hardware	2.5 years
Office equipment	2.5 years
Leasehold improvements	4.5 years

Depreciation expense for the six months ended June 30, 2008 and 2007 were $693 and $0, respectively.

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with SFAS 142 “Goodwill and Other Intangible Assets” and records intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with SFAS 141 “Business Combinations”.

Customer relationships are based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated life of the customer relationships.

Email databases are amortized over the estimated life.

The non-compete intangible is amortized over the term of the agreement.

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired. The Company has elected to test for goodwill impairment annually. During the six months ended June 30, 2008, the Company has determined that no adjustment to the carrying value of goodwill was required.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, note payable and deferred revenue are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments. The carrying amount of the Company’s obligations under capital leases approximate quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year, and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Applicable interest is included as a component of income tax expense and income taxes payables.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

The Company, in accordance with Emerging Issues Task Force (EITF”) Issue 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent,” reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on and earns a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable.

The following policies reflect specific criteria for the various revenue streams of the Company:

Revenues for advertisements in the Company’s newsletter are recognized at the time the newsletter is emailed to subscribers.

Revenues for the Company sending direct emails of customer advertisements to our owned database of email addresses are recognized at the time the customer’s advertisement is emailed to recipients by the Company.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue from ESP activities which allow the customer to send the emails themselves, to our database of email addresses include a monthly fee charged for the customer’s right to send a fixed number of emails per month. ESP revenue is generally collected upfront from customers for service periods of one to six months. This is listed as a deferred revenue in the liabilities section of our balance sheet. Thus, ESP revenue is deferred and recognized over the respective service period. Overage charges apply if the customer sends more emails in one month than is allowed per the contract. Accordingly, overage charges are accrued in the month of occurrence.

Revenue from list management services, which principally includes e-mail transmission services of third party promotional and e-commerce offers to a licensed email list, is recognized when Internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients. The Company reports this revenue gross in accordance with EITF 99-19 because it is responsible for fulfillment of the service, has substantial latitude in setting price and assumes the credit risk for the entire amount of the sale, and it is responsible for the payment of all obligations incurred with advertiser email list owner. Cost of revenue from list management services are costs incurred to the email list owners whom the Company has licensed such email list.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for the Company on January 1, 2009. The Company does not currently have any non-controlling interests in its subsidiaries, and accordingly, the adoption of SFAS 160 is not expected to have a material impact on its financial position, cash flows or results of operations.

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets which were acquired from the acquisition by the Company of Options consist of the following (see Note 1):

June 30, 2008

Customer relationships	$475,123
Email data base	340,154
Non-compete agreement	37,500
852,777
Accumulated amortization	(5,605)
Intangible assets, net	$847,172

Customer relationships are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three year life of the customer relationships. Accordingly, this results in an accelerated amortization in which the majority of costs are amortized during the two year period following the acquisition date of the intangible.

The email database is amortized over the estimated life of three years.

The non-compete intangible is being amortized over the remaining term of the agreement, which is 1.50 years.

The weighted average amortization period on total is approximately 2.70 years.

Amortization expense for the six months ended June 30, 2008 was $5,605.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 4 – NOTE PAYABLE

On June 23, 2008, in connection with the Merger Agreement , the Company issued a 10% senior secured promissory note (the “Note”) in the original principal amount of $1,000,000 to CAN due on December 23, 2008. The Company has recorded accrued interest of $1,918 as of June 30, 2008.

The Note is subject to the terms and conditions set forth in that certain Security Agreement by and between the Company and CAN dated June 23, 2008 (the “Security Agreement”), pursuant to which the Company granted CAN a first priority security interest in all of the Company’s and Options’ personal property and assets. The Note is senior in right of payment to all indebtedness incurred by the Company. Options is a guarantor of this indebtedness. The Company may prepay the Note, in whole or in part, provided that any prepayment will first be applied to expenses due under the Note, second to interest accrued under the Note and third to the payment of principal due under the Note.

NOTE 5 - STOCKHOLDERS’ EQUITY

Capital Structure

The Articles of Incorporation authorized the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock having a par value of $0.001 per share.

Common stock

On June 19, 2008, the Company effected a 1-for 1.81481481481 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation were approved by stockholders on June 18, 2008.

On June 23, 2008, in connection with the Merger Agreement and an Agreement of Conveyance Transfer and Assignment of Assets and Assumption of Obligations, the Company cancelled 18,148,148 shares of its common stock held by a former officer/majority stockholder in exchange for him acquiring all assets and assuming all liabilities of the former business of the Company. As those assets and liabilities were recorded at a zero net book value, the Company recorded the par value of the shares against additional paid in capital.

On June 23, 2008, in connection with the Merger Agreement, the Company issued 12,500,000 shares of common stock valued at $0.30 per share or $3,750,000. The Company valued these common shares at the fair market value on the date of grant based on the recent selling price of the Company’s common stock.

Immediately following the closing of the Merger, on June 23, 2008, the Company issued 13,135,000 shares of common stock at $0.30 per unit pursuant to a private placement which generated net proceeds of approximately $3,754,100. In connection with this private placement, the Company issued three year detachable warrants to purchase 6,567,500 shares of common stock exercisable at $0.50 per share. In connection with these private placements, the Company paid commissions to its placement agent of $100,000 in cash, legal fees of $83,000 and escrow fee of $3,500.

Simultaneous with the Merger, on June 23, 2008, the Company issued 2,250,000 shares pursuant to an employment agreement with Scott Frohman, the Company’s CEO. Mr. Frohman was granted 2,250,000 shares of common stock, not subject to forfeiture, and a 10-year option to purchase 2,500,000 shares of common stock at $0.30 per share, vesting in 24 equal monthly installments. The Company valued these shares at the fair market value on the date of grant at $0.30 per share or $675,000 based on the recent selling price of the Company’s common stock. The $675,000 was expensed on the grant date since the shares were fully vested on the grant date.

The former Chief Executive Officer and Chief Financial Officer of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. During the six months ended June 30, 2008, $5,767 in donated services and $1,442 in donated rent were charged to operations and recorded against additional paid in capital.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Stock options

On June 23, 2008, in connection with an employment agreement with Scott Frohman, the Company’s CEO. Mr. Frohman was granted a 10-year option to purchase 2,500,000 shares of common stock at $0.30 per share, vesting in 24 equal monthly installments. The 2,500,000 options were valued on the grant date using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of ten years, and a risk free interest rate of 4.19%. For the six months ended June 30, 2008, the Company recorded stock based compensation expense of $7,290. At June 30, 2008, there was approximately $743,000 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

NOTE 6 - CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.

Concentration of Revenues

During the six months ended June 30, 2008, one individual customer accounted for 26% of revenues. During the six months ended June 30, 2007, the Company had no revenues.

Concentration of Accounts Receivable

As of June 30, 2008, two customers accounted for 62% of total accounts receivable.

NOTE 7 - SUBSEQUENT EVENTS

Since June 30, 2008, the Company has sold 1,800,000 units at $0.30 per unit and received gross proceeds of $540,000. In connection with this private placement, the Company issued three-year warrants to purchase 900,000 shares of common stock exercisable at $0.50 per share. On July 18, 2008, the Company borrowed $900,000 and used the proceeds (and existing cash) to prepay the CAN Note. The $900,000 loan pays 7% per annum interest and is secured by a first lien of all of the Company’s assets and a pledge of the common stock of Options. On August 14, 2008, the lender extended the due date of the $900,000 loan from September 18, 2008 to July 31, 2009.

On July, 2, 2008, the Company agreed to issue 300,000 shares of common stock in connection with legal services. The Company valued these shares at the fair market value on the date of grant at $0.30 per share or $90,000 based on the recent selling price of the Company’s common stock.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Prior to June 23, 2008, we were a start-up company without material assets or activities. On June 23, 2008, we completed the Merger, pursuant to which a wholly-owned subsidiary of ours merged with and into Options Acquisition Sub, Inc. (“Options”), with Options being the surviving company. In connection with this Merger, we discontinued our former business and succeeded to the business of Options as our sole line of business. The Merger is being accounted for as a purchase method acquisition pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations.” Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and Options is the acquired company.

We provide on-demand email marketing and email list management for large scale marketers. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. With these campaigns, our customers can build stronger relationships with their customers, clients and members, increase sales and expand membership. Our email marketing product incorporates a wide range of user-friendly tools to import and manage contact lists and intuitive reporting to track campaign effectiveness. In January 2008, Options introduced a list management service for advertisers looking to generate incremental revenues from their email customer lists. These advertiser list owners license their lists to Options, and we then manage the lifetime value of those lists. Options generates revenues for list owners by sending third party promotional and e-commerce offers to those licensed email lists. Options does not charge list owners to manage their customer lists; revenue is split on a pre-determined revenue sharing basis. Options also manages the sales, reporting, billing and collections on behalf of the list owner.

For the six months ended June 30, 2008, we had a net loss of $ 799,899 and $94,878 of net cash used in operations. At June 30, 2008 we had a working capital deficiency of $524,789. Additionally at June 30, 2008, we had an accumulated deficit of $853,740. However, these figures reflect only 7 days of its subsidiary’s operations. In addition, of the $799,899 of net loss for the seven days, $682,290 consisted of non cash stock based compensation. In August 2008, we have received additional funds by way of private offering of approximately $540,000. In July 2008, the Company paid off a note payable of $1,000,000 and received a new loan of $900,000 that is due in July 2009.Based on our historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

Critical Accounting Policies

This discussion and analysis of our financial condition presented in this section is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowance for accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets, valuation of goodwill, and the valuation of stock based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

Stock Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognized the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Goodwill

We test goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired. We have elected to test for goodwill impairment annually. During the six months ended June 30, 2008, we have determined that no adjustment to the carrying value of goodwill was required.

Long-Lived Assets

Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by us in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in our business strategy. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Revenue Recognition

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant company obligations remain, and collection of the related receivable is reasonably assured.

We, in accordance with Emerging Issues Task Force (“EITF”) Issue 99-9 “Reporting Revenue Gross as a Principal vs. Net as an Agent,” report revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent on and earn a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable.

The following policies reflect specific criteria for our various revenue streams:

Revenues for advertisements in our newsletter are recognized at the time the newsletter is emailed to subscribers.

Revenues for sending direct emails of customer advertisements to our owned database of email addresses are recognized at the time the customer’s advertisement is emailed to recipients by us.

Revenues from ESP activities which allow the customer to send the emails themselves, to our database of email addresses include a monthly fee charged for the customer’s right to send a fixed number of emails per month. ESP revenues are generally collected upfront from customers for service periods of one to six months. Thus, ESP revenues are deferred and recognized over the respective service period. Overage charges apply if the customer sends more emails in one month than is allowed per the contract. Accordingly, overage charges are accrued in the month of occurrence.

Revenue from list management services, which principally includes e-mail transmission services of third party promotional and e-commerce offers to a licensed email list, is recognized when Internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value in accordance with EITF 99-19 of billings to clients. We report these revenues gross because we are responsible for fulfillment of the service, have substantial latitude in setting price and assume the credit risk for the entire amount of the sale, and are responsible for the payment of all obligations incurred with advertiser email list owners. Cost of revenue from list management services are cost incurred to the email list owners with whom we have licensed such email list.

Income Taxes

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statements and income tax reporting. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance for the net deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Results Of Operations

We were incorporated on June 27, 2007 and launched our prior business in July 2007. Accordingly, almost no comparisons exist for the prior period. On June 23, 2008, we completed the Merger, pursuant to which a wholly-owned subsidiary of ours merged with and into Options, with Options being the surviving company. In connection with this Merger, we discontinued our former business and succeeded to the business of Options as our sole line of business. Accordingly, our operations reflect only seven days of our wholly-owned subsidiary, Options, during the six months ended June 30, 2008. Readers should see Note 1 to our Consolidated Financial Statements and review the pro forma statement of operations for Options for the six months ended June 30, 2008.

Net Revenues. For the three and six months ended June 30, 2008, we recognized net revenues of $41,934. For the three and six months ended June 30, 2008, advertising income and list management revenues accounted for 91% and 9% of our total net revenue, respectively. During the three and six months ended June 30, 2008, all of our revenues were derived from our subsidiary’s operations and the majority of those revenues was derived from its ESP business, which offers customers an email delivery platform to create, send and track email campaigns.

Cost of Revenues. Cost of revenues was $1,942 for the three and six months ended June 30, 2008 which we did not have comparable costs during the three and six months ended June 30, 2007. Costs of revenues are primarily attributable to the list management business in which we share revenue with our list owner clients which consist of 9% of our total revenue as discussed above.

Operating Expenses. Total operating expenses for Options for the three months ended June 30, 2008 and 2007 were $822,913 and $541, respectively. Total operating expenses for the six months ended June 30, 2008 and 2007 were $837,176 and $541, respectively and consisted of the following:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Server hosting and maintenance	$18,866	$18,866
Payroll and related costs and stock based compensation	697,226	697,226
Commissions	1,237	1,237
Information technology services	2,841	2,841
Advertising	431	431
Rent	2,088	2,838
Other general and administrative	100,224	113,737
Total	$822,913	$837,176

"The numbers in the chart for 2008 reflect seven days of operating history effective with the Merger. Of the $697,226 in operating expenses for the seven days, $682,290 consisted of non cash stock based compensation. For further information on the operations of Options, see the unaudited pro forma results of operations in Note 1 to the Company's consolidated Financial Statements."

Server Hosting and Maintenance Expense. Server hosting and maintenance expenses for the three and six months ended June 30, 2008 were $18,866. This expense was primarily due to use of bandwidth needed for our large volume email marketing clients.

Payroll Expenses. Payroll expenses, which consist of payroll employer taxes, payroll processing fees, salaries and stock based compensation for the three and six months ended June 30, 2008 totaled $697,226. For the three and six months ended June 30, 2008, we recorded non-cash expenses of $682,290 related to stock-based compensation expense which is attributable to shares issued and stock options granted to our chief executive officer pursuant to an employment agreement.

Commissions Expenses. Commissions expenses, which are calculated based upon a percentage of the revenue volume generated by our salespersons, totaled $1,237 for the three and six months ended June 30, 2008.

Information Technology Services Expenses. Information technology services expenses, which includes consulting fees for continued expansion of our technological infrastructure, totaled $2,841 for the three and six months ended June 30, 2008.

Advertising Expenses. Advertising expenses represent our promotional expenses to generate leads. Advertising expenses totaled $431 for the three and six months ended June 30, 2008.

Rent Expense. Rent expenses totaled $2,088 and $2,838 for the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2008, we recognized $692 and $1,442, respectively, of donated rent provided by our former CEO and CFO.

Other general and administrative. Other general and administrative expenses, which consist of utilities, office supplies, office expenses, insurance, professional fees as well as travel, meals and entertainment and general operating expenses totaled $100,224 for the three months ended June 30, 2008, as compared to $541 for the three months ended June 30, 2007, an increase of approximately $100,000. Our operating expenses totaled $113,737 for the six months ended June 30, 2008, as compared to $541 for the six months ended June 30, 2007, an increase of approximately $113,000. This increase is primarily attributable to an increase in operations, continued expansion of our services and the expected overall growth in our business as a result of our acquisition of Options.

Loss from Operations. Losses from operations totaled $782,921 for the three months ended June 30, 2008, as compared to $541 for the three months ended June 30, 2007, an increase of approximately $782,000. Losses from operations totaled $797,184 for the six months ended June 30, 2008, as compared to $541 for the six months ended June 30, 2007, an increase of approximately $797,000.

Interest Expense. Interest expense totaled $2,715 for the three and six months ended June 30, 2008, as compared to $0 for the three and six months ended June 30, 2007, an increase of approximately $2,700. The increase is primarily attributable to the issuance of $1,000,000 note payable in connection with the merger on June 23, 2008.

Net loss. We recorded net loss of $785,636 for the three months ended June 30, 2008 as compared to $541 for the three months ended June 30, 2007. We recorded net loss of $799,899 for the six months ended June 30, 2008 as compared to $541 for the six months ended June 30, 2007.

Liquidity And Capital Resources

Net Cash Used in Operations. Net cash used in operating activities totaled $94,878 for the six months ended June 30, 2008 and was primarily attributable to our net losses of $799,899, offset by stock based compensation of $682,290, depreciation and amortization of $6,861, bad debt expense of $26,933 and add back changes in assets and liabilities of $18,272, which includes $118,994 of accounts receivable, $(152,600) of prepaid expenses, $(13,699) of accounts payable and accrued expense, and $29,033 of deferred revenue. Net cash used in operating activities totaled $0 for the six months ended June 30, 2007 and was primarily attributable to our net loss of $541 offset by changes in assets and liabilities of $541 of accrued expenses.

Net Cash Used In Investing. Net cash used in investing activities was $2,993,669 for the six months ended June 30, 2008 as compared to $0 for the six months ended June 30, 2007. The primary use of the cash for the period was for the purchase of Options, our newly acquired subsidiary.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $3,756,554 for the six months ended June 30, 2008 as compared to $0 for the six months ended June 30, 2007. For the six months ended June 30, 2008, net cash provided by financing activities was primarily attributable to net proceeds received from the sale of our common stock of $3,754,100.

As of the date of this Report, we have approximately $980,000 in available cash., which includes approximately $540,000 raised since June 30, 2008. We will need to pay a $900,000 loan which is due in July 2009. We are actively seeking to grow our business through acquisitions and expect that part of the consideration will be cash. If we are able to raise additional working capital, it may be dilutive to our existing shareholders. Additionally, we may issue substantial equity in connection with any acquisitions which will be dilutive as well.

FORWARD-LOOKING STATEMENTS

The statements in this Report relating to our liquidity and the making of any acquisitions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, our ability to resolve any contractual issues with any acquisition targets and the condition of the capital and financial markets. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 8-K filed June 23, 2008.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4.      CONTROLS AND PROCEDURES

Not applicable for a smaller reporting company.

ITEM 4T.   CONTROLS AND PROCEDURES.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2008, the Company made no changes in the control procedures related to financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

None.

ITEM 1A.   RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 18, 2008, a stockholder owning a majority of the voting power executed a written consent to amend and restate the articles of incorporation

On June 19, 2008, a stockholder owning a majority of the voting power executed a written consent changing the Company’s name from Heavy Metal, Inc. to Options Media Group Holdings, Inc.

On June 19, 2008, a stockholder owning a majority of the voting power executed a written consent approving and adopting a forward 1.81481481481 for 1 forward stock split of the issued and outstanding common stock.

On June 23, 2008, a stockholder owning a majority of the voting power, executed a written consent adopting and approving the Merger and ratifying, confirming and approving the 2008 Equity Incentive Plan.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

No.	Description
2.1

Agreement of Merger and Plan of Reorganization by and among Options Media Group Holdings, Inc., Options Acquisition Sub, Inc., Customer Acquisition Network Holdings, Inc. and Options Acquisition Corp. (1)

2.2	Certificate of Merger, merging Options Acquisition Corp. with and into Options Acquisition Sub, Inc. (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Certificate of Amendment (1)
3.3	Certificate of Change (1)
3.4	Bylaws (2)
10.1	Scott Frohman Employment Agreement (1)
10.2	Hagai Schecter Employment Agreement (1)
10.3	Form of Subscription Agreement (1)
10.4	Form of Warrant (1)
10.5	2008 Equity Incentive Plan (1)
10.6	Form of 2008 Incentive Stock Option Agreement (1)
10.7	Form of 2008 Non-Qualified Stock Option Agreement (1)
10.8	Form of Directors and Officers Indemnification Agreement (1)
31.1	Certification of Principal Executive Officer (Section 302)
31.2	Certification of Principal Financial Officer (Section 302)
32.1	Certification of Principal Executive Officer (Section 906)
32.2	Certification of Principal Financial Officer (Section 906)
———————
(1)	Contained in Form 8-K filed on June 25, 2008
(2)	Contained in Form Sb-2 filed on November 8, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

	By:	/s/ Scott Frohman
August 14, 2008		Scott Frohman
Chief Executive Officer

	By:	/s/ Adam Wasserman
August 14, 2008		Adam Wasserman
Chief Financial Officer