Form 10-KT
period 2007-12-31
Options Media Group Holdings, Inc.
filed 2008-10-06
CIK 1413993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended:
or

✓ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: August 1, 2007 to December 31, 2007

———————

Options Media Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	333-147245	26-0444290
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

240 Old Federal Highway, Suite 100, Hallandale, Florida, 33009

(Address of Principal Executive Office) (Zip Code)

(954) 620-0242

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.		✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,030,500 based upon $0.30 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,118,333 as of October 3, 2008

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

INDEX

PART I

Item 1.          Business

1

Item 1A.       Risk Factors

6

Item 1B.       Unresolved Staff Comments.

14

Item 2.          Properties.

14

Item 3.          Legal Proceedings.

14

Item 4.          Submission of Matters to a Vote of Security Holders

14

PART II

Item 5.          Stockholder Market For Registrant’s Common Equity, Related Matters and
Issuer Purchases of Equity Securities

15

Item 6.          Selected Financial Data.

16

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

16

Item 7A.       Quantitative and Qualitative Discourses About Market Risk.

18

Item 8.          Financial Statements and Supplementary Data.

18

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

18

Item 9A(T).  Controls and Procedures.

19

Item 9B.       Other Information.

19

PART III

Item 10.        Directors, Executive Officers and Corporation Governance.

20

Item 11.        Executive Compensation.

21

Item 12.        Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

23

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

24

Item 14.        Principal Accountant Fees and Services.

24

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

25

SIGNATURES

26

PART I

Item 1.

Business

Introduction

Options Media Group Holdings, Inc. (“Options Media”) is a full service marketing agency and a leader in online marketing services. We offer 360-degree multi-platform, multi-channel solutions which allow our clients to reach out to their existing customers and prospect for new ones. We provide targeted and measurable online advertising campaigns and programs for advertisers, generating qualified customer leads, online sales and increased brand recognition on their behalf with large numbers of online consumers.

eMail Delivery Solutions

Each month, companies generate hundreds of thousands of e-mail subscribers for their marketing efforts. Key benefits of e-mail marketing include the following:

•

E-mail marketing enables organizations to tailor messages to specific audiences and enables recipients to respond through links to websites.

•

The cycle from concept through design and execution for e-mail marketing is much shorter than direct mail because there is no need to print and mail.

•

Reducing cycle time allows organizations to rapidly respond to market conditions and opportunities.

•

E-mail marketing combines low cost with measurable responses leading to an attractive return on investment.

We also believe most existing alternatives for esp e-mail marketing are poorly suited to meet the needs of large volume marketers. In particular, general e-mail applications and services such as Microsoft Outlook®, America Online® or Microsoft Hotmail® are generally designed for one-to-one e-mails. They do not easily incorporate the formatting, graphics, and links necessary to produce professional-looking e-mail marketing campaigns. They also limit the number of recipients per e-mail and do not have the reporting capabilities to allow users to evaluate the effectiveness of their e-mail marketing campaigns. Finally, they do not provide regulatory compliance tools to assist the sender in complying with anti-spam requirements.

As a result, we believe there is an opportunity for an e-mail marketing solution tailored to the needs of large volume marketers. These users seek an affordable, easy-to-use e-mail marketing solution with a professional appearance and reliable performance.

Our e-mail delivery platform enables our clients to easily create, send and track professional e-mail campaigns to their subscribers. We design custom e-mail delivery solutions for large volume marketers with a convenient, effective and affordable way to communicate with their constituents. Our e-mail marketing product provides clients with the following features:

•

ASP Solution. Our Application Source Provider Solution provides our clients with access to software, hardware, bandwidth, and exclusive domains and IP addresses as well as the ability to upload and manage subscribers, review and upload campaigns and track results. With just a username and password you will be able to upload and manage subscribers and track results.

•

Stand-alone Software. For our clients that prefer to keep their marketing efforts in-house, we will install, set up, and maintain our software platform and then help that client manage the platform. This is ideal for those with their own hardware, bandwidth, IP addresses and infrastructure.

•

Tracking and Reporting. These features enable our customers to review and analyze the overall effectiveness of a campaign by tracking and reporting aggregate information including how many e-mails were delivered, how many were opened, and which links were clicked on. These features also enable our customers to identify on an individual basis which contacts received an e-mail, opened an e-mail and clicked on particular links within the message.

•

Security and Privacy. We take great measure to protect our customers’ data, including their contact lists, and we do not share, sell or rent this information.

•

Customer Support. We provide extensive free customer support to all of our customers. This support includes strategy guidance and in-house solutions such as installation, setup, maintenance of the necessary software platform and platform management.

E-mail (Opt-In) Marketing

According to research conducted by the Direct Marketing Association, e-mail marketing generated a return on investment (“ROI”) of approximately $47.65 for every dollar spent on it in 2007 and $51.58 for every dollar spent on it in 2006. In comparison, non-e-mail online marketing was a distant second at $20.19 followed by direct response newspaper ads returning $16.86. A February/March 2008 retailer survey completed by shop.org revealed that e-mail marketing has the second lowest cost per order of any online marketing tool. Additionally, a 2008 survey by Forrester Research revealed that 95% of surveyed marketers use e-mail marketing, with another 4% planning to do so by year end.

Our opt-in e-mail marketing services allow our advertisers to target qualified prospective customers from our multitude of proprietary websites. The prospective customers and their e-mail addresses are unique to our databases. Additionally, we work with a select group of e-mail list partners who meet our stringent criteria for data integrity.

To enable advertisers to target their audience more effectively, Options Media offers over 700 key lifestyle and demographic selects that can enhance an advertisers list to micro-target by demographics or lifestyle interests. Furthermore, Options Media has lists of over 150 million subscribers who have given their consent to receiving information about products and services from companies. Permission-based e-mail marketing is a fast, effective and low cost method of interacting one-on-one with customers and prospects. For businesses, we offer over 18,000 different SIC codes and over 675 job titles plus key targeting criteria so they can specifically target the professional audience that will be most responsive to their messaging.

The following are just a few of the over 700 data selections our clients can use to micro target their messaging to consumers:

•

Address Data;

•

Automotive Data;

•

Children’s Data;

•

Demographic Data;

•

Financial Data; and

•

Geographic Data

The benefits of e-mail marketing include:

•

It is received by those who our advertisers are selling to;

•

It is data driven;

•

It drives direct sales;

•

It builds relationship, loyalty and trust through retention e-mails such as weekly newsletters; and

•

It supports sales through other channels.

Lead Generation Marketing

A 2007 GP Bullhound Research report predicted that from 2006-2007 the online lead generation market grew at approximately a 71% year-to-year annual rate – more than twice as fast as the online advertising market. We have been providing lead generation marketing services for over two years.

In our lead generation marketing services, through our proprietary technology platforms, we manage online campaigns that generate qualified customer inquiries for an advertiser’s product or service. An online consumer generates a qualified customer inquiry when he or she responds to the advertiser’s offer by providing some personal information (such as their e-mail address, phone number and/or mailing address) and requesting to be contacted by the advertiser. Our lead generation customers only pay us when an online consumer signs up for an advertisement offer or opts in to being contacted by the customer.

We utilize a number of methods to distribute advertiser lead generation offers, including:

•

Opt-in e-mail lists – where online visitors have agreed to receive our client’s offers through e-mail messages;

•

Co-registration – where online parties visiting or registering to use a third party publisher’s website are also invited to register for our clients’ offers;

•

Display ads – where our publisher partners agree to display online ads focused on generating customer leads for specific offers; and

•

Options Media owned and operated websites – where we manage websites that host advertiser offers from which visitors can choose. Options Media lead generation websites include survey websites, gift card and prize-related websites, and vertical industry category websites such as online continuing education.

By utilizing a network of highly viewed websites, paths and portals, we help to bring our customers closer to their desired demographic and provide access to their core audience that many of our competitors cannot reach.

•

Criteria. Our clients set the prospect criteria for their advertisement.

•

Network. Our custom lead generation system targets and places the advertisement through our expansive publisher network of websites based on specific audience targeting criteria such as geographic, demographics or interests.

•

Advertise. We then list our client’s advertisement compelling the prospect to respond to the offer and provide their information.

•

Pay for Performance. When a user responds to the advertisement, their information is routed to us for validation and duplicate removal. The client only pays us on a cost per lead basis.

•

Data Validation. We verify that the lead’s contact information is valid through our validation filters and the clients’ pre-set prospect criteria.

•

Leads. Qualified and opted-in leads are delivered directly to the client in real time via a delivery format that the client elects.

sms/Mobile Marketing

Because virtually all cellular or mobile phones can send and receive text messages, sms advertising messages reaches the widest possible audience. According to the Nielsen Company, in 2007, 77% of U.S. mobile subscribers used sms and 15 million consumers’ used sms-based information searches to get sports scores, news or weather during the final quarter of 2007.

Mobile advertising offers a truly unique platform for marketers to reach consumers of all ages. Cell phones are the one device that nearly all Americans have at all times within a few feet of them. This presents marketers with the ability to target consumers at home and on the road. According to Limbo.com’s Mobile Advertising Report, the number of people who recalled seeing advertising on their phones in the first quarter of 2008 was 82 million compared to 78 million in the last quarter of 2007. Additionally, brand recall rates from mobile marketing are 20 times greater than Internet marketing and 10 times greater than direct mail marketing. According to a senior analyst at Frost & Sullivan, mobile advertising revenues are expected to exceed two billion dollars in the United States by 2012.

Options Media offers a database of 38 million opted-in sms subscribers allows our clients to deliver targeted text message for m-coupons, surveys, voting and product information directly to subscribers’ cell phones. Our prospecting sms list can be targeted with over 700 different lifestyle and demographic factors to micro-target the exact audience the client needs to reach for compelling and relevant messaging.

Text messaging is the perfect mobile advertising vehicles because it does not rely on web browsers on the phone. Our sms/mobile database is composed of 38 million opt-in users who have agreed to receive mobile messaging. These users get a limited number of promotions per month and have an easy opt-in/opt-out mechanism in place. Our clients can target users by geographic location and over 300 separate lifestyle and demographic selections. Our messages are sent in accordance with regulations set by the Mobile Marketing Association and are 100% spam free.

The key benefits of using sms:

•

Increased brand awareness and sales through the use of coupons, announcement of promotions and invitations to special events;

•

Increases our opt-in database by driving traffic to a website and having recipient register for a giveaway or enter into a contest;

•

“Participation Media” – Creating a dialog with the consumer is more effective and measurable than simple media placement campaigns. We can engage the prospects by inviting them to answer a trivia question or to play a game. These invitations maximize a campaign response rate; and

•

SMS goes where the consumer goes; the consumer does not need to go where the advertising message is. This gives the marketer with the ability to target consumers at home and on the road.

Appending Services

Our appending service accurately matches usable, deliverable e-mail addresses, postal addresses or sms mobile cell phone numbers to our clients’ existing or customer databases. Using our appending service can rapidly and cost-effectively expand our clients’ ability to communicate with their customers. We provide e-mail appending (provide e-mail address from the provided postal address), reverse appending (provide postal addresses from provided e-mail address) and sms appending (provide cell phone number from provided e-mail or postal address)

Competition

We face intense competition in the Internet advertising market from other online advertising and direct marketing networks in competing for client advertising budgets. We expect that this competition will continue to intensify in the future as a result of industry consolidation, the maturation of the industry and low barriers to entry. We compete with a diverse and large pool of advertising, media, and Internet companies.

Our ability to compete depends upon several factors, including the following:

•

the timing and market acceptance of our new solutions and enhancements to existing solutions developed by us;

•

our customer service and support efforts;

•

our sales and marketing efforts;

•

the ease of us, performance, price and reliability of solutions provided by us; and

•

our ability to remain price competitive.

Customers

Our customers are primarily direct marketers, advertising agencies and brand marketers. Our customers range from fortune 500 companies, the federal government, and small to mid size companies.

Sales and Marketing

We acquire our clients principally though the efforts of our dedicated in-house sales team and through the sponsorship and attendance of various trade shows and conferences. In addition, our general brand awareness, word of mouth client referrals, press and general brand awareness initiative drive prospects to us.

Employees

As of October 6, 2008, we employed a total of 56 employees. None of our employees is represented by a labor union and we believe that our relations with our employees are good.

Government Regulation

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements for commercial e-mail and specifies penalties for commercial e-mail that violates the Act. In addition, the CAN-SPAM Act gives consumers the right to require e-mailers to stop sending them commercial e-mail.

The CAN-SPAM Act covers e-mail sent for the primary purpose of advertising or promoting a commercial product, service, or Internet website. The Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the Department of Justice, other federal agencies, State Attorneys General, and Internet service providers also have authority to enforce certain of its provisions.

The CAN-SPAM Act’s main provisions include:

•

prohibiting false or misleading e-mail header information;

•

prohibiting the use of deceptive subject lines;

•

ensuring that recipients may, for at least 30 days after an e-mail is sent, opt out of receiving future commercial e-mail messages from the sender;

•

requiring that commercial e-mail be identified as a solicitation or advertisement unless the recipient affirmatively permitted the message; and

•

requiring that the sender include a valid postal address in the e-mail message.

The CAN-SPAM Act also prohibits unlawful acquisition of e-mail addresses, such as through directory harvesting and transmission of commercial e-mails by unauthorized means, such as through relaying messages with the intent to deceive recipients as to the origin of such messages.

Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of e-mails sent, with enhanced penalties for commercial e-mailers who harvest e-mail addresses, use dictionary attack patterns to generate e-mail addresses, and/or relay e-mails through a network without permission.

The CAN-SPAM Act acknowledges that the Internet offers unique opportunities for the development and growth of frictionless commerce, and the CAN-SPAM Act was passed, in part, to enhance the likelihood that wanted commercial e-mail messages would be received.

The CAN-SPAM Act preempts, or blocks, most state restrictions specific to e-mail, except for rules against falsity or deception in commercial e-mail, fraud and computer crime. The scope of these exceptions, however, is not settled, and some states have adopted e-mail regulations that, if upheld, could impose liabilities and compliance burdens in addition to those imposed by the CAN-SPAM Act.

Moreover, some foreign countries, including the countries of the European Union, have regulated the distribution of commercial e-mail and the online collection and disclosure of personal information. Foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

Our clients may be subject to the requirements of the CAN-SPAM Act, and/or other applicable state or foreign laws and regulations affecting e-mail marketing. If our clients’ e-mail campaigns are alleged to violate applicable e-mail laws or regulations and we are deemed to be responsible for such violations, or if we were deemed to be directly subject to and in violation of these requirements, we could be exposed to liability.

Our standard terms and conditions require our clients to comply with laws and regulations applicable to their e-mail marketing campaigns and to implement any required regulatory safeguards.

Corporate History and Acquisitions

Heavy Metal, Inc. was incorporated in the State of Nevada on June 27, 2007 to serve as a mineral exploration company focused on the acquisition and development of a portfolio of uranium properties.  On June 19, 2008, Heavy Metal changed its name to Options Media Group Holdings, Inc.  On June 23, 2008, Options Media acquired Options Acquisition Corp., which contained the historical Options Media.  All of the pre-merger assets and liabilities of Options Media were transferred to David Harapiak, the prior president of Options Media, in exchange for the cancellation of his ownership in Options Media.  Customer Acquisition Network Holdings, Inc., now known as interCLICK, Inc., the parent of Options Media, received 12,500,000 shares of Options Media common stock and is Option Media’s largest shareholder.

Options Acquisition Sub was originally formed in Florida on February 22, 2000 under the name Options Newsletter, Inc. It was acquired by interCLICK on January 4, 2008. On September 19, 2008, Options Media acquired 1 Touch Marketing, LLC for 10,000,000 shares of common stock of Options Media and $1,500,000. Additionally, the former owners of 1 Touch acquired the right to receive a maximum earn-out payment of 6,000,000 shares of Options Media common stock based on 1 Touch achieving specific performance milestones.

Item 1A.

Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risk Factors Relating to Our Company

If we are unable to integrate the acquisition of 1 Touch or future acquisitions, our revenues and profitability will decrease and our business could suffer.

Our success will depend in part on the ability of Options Media to manage the integration of 1 Touch, which is larger than we were prior to the acquisition and has substantially more revenues. Integrating two diverse businesses poses a variety of challenges, which we must meet. We plan to move the core Options Media business into 1 Touch’s offices, which has the potential to increase personnel problems and integration issues.

The process of integrating 1 Touch and Options Media and any future acquired businesses may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:

•

loss of key employees or customers;

•

possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information and other systems;

•

failure to maintain the quality of services that the companies have historically provided; and

•

the diversion of management’s attention from our day-to-day business as a result of the need to deal with any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we currently expect to result from that integration and may cause material adverse short and long-term effects on our operating results and financial condition. If we are not able to integrate the two businesses and continue their patterns of revenue growth and profitability, our future results of operations may reflect declining revenue growth and reduced profitability.

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we anticipate. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses, operating losses or problems in the business unrelated to these acquisitions.

If we are unable to attract new customers and retain existing customers on a cost-effective basis, our business and results of operations will be affected adversely.

To continue to grow our business, we will need to attract and retain new customers on a cost-effective basis, many of whom have not previously used our marketing services. We rely on a variety of methods to attract new customers, such as sponsoring industry trade shows. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. If we are unable to use any of our current marketing initiatives or the costs of such initiatives were to significantly increase or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

In the event we are unable to minimize our loss of existing customers or to grow our customer base by adding new customers, our operating results will be adversely affected.

Our growth strategy requires us to minimize the loss of our existing customers and grow our customer base by adding new customers. Customers cancel their accounts for many reasons, including a perception that they do not use our product effectively, the service is a poor value and they can manage their e-mail campaigns without our services. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results would be adversely affected.

As we expand our customer base through our marketing efforts, our new customers may use our services differently than our existing customers and, accordingly, our business model may not be as efficient at attracting and retaining new customers.

As we expand our customer base, our new customers may use our services differently than our existing customers. If our new customers are not as loyal as our existing customers, our attrition rate will increase and our customer referrals will decrease, which would have an adverse effect on our results of operations. In addition, as we seek to expand our customer base, we expect to increase our marketing budget in order to attract new customers, which will increase our operating costs. There can be no assurance that these marketing efforts will be successful.

Any efforts we may make in the future to promote our services to market segments other than large organizations or to expand our product offerings beyond our existing services may not succeed.

Any efforts to expand beyond the large organization market or to introduce new services beyond our existing services may not result in significant revenue growth, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business, which may harm our financial performance.

Our customers’ use of our services to transmit negative messages or website links to harmful applications could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via our services.

Our customers could use our marketing services to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted material without permission, or report inaccurate or fraudulent data. Any such use of our services could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their services and services through our e-mail marketing product may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws.

Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Our existing general liability insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating losses and reduce our net worth and working capital.

If we fail to enhance our existing services or develop new services, our services may become obsolete or less competitive and we could lose customers.

If we are unable to enhance our existing services or develop new services that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new services entail significant technical and business risks and require substantial expenditures and lead-time, and there is no guarantee that such enhancements and new services will be completed in a timely fashion. Nor is there any guarantee that any new product offerings will gain widespread acceptance among our e-mail marketing customers or by the broader market. For example, our existing e-mail marketing customers may not view any new product as complementary to our e-mail product offerings and therefore decide not to purchase such product. If we cannot enhance our existing services or develop new services or if we are not successful in selling such enhancements and new services to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.

Our anticipated growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage that growth, we may not be able to successfully implement our business plan.

Our success will depend in part on the ability of our senior management to manage our anticipated growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. The expected addition of new employees and the capital investments that we believe will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, Scott Frohman, Chief Executive Officer and Chairman of the Board, Daniel Lansman, President and Anthony Bumbaca, Senior Vice President are critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Messrs. Frohman, Lansman, Bumbaca or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.

Competition for highly skilled technical and marketing personnel is extremely intense, and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical and marketing personnel.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The market for our services is competitive and rapidly changing, and the barriers to entry are relatively low. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices.

The market for our services is competitive and rapidly changing, and the barriers to entry are relatively low. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions, reduced margins and loss of market share. Our failure to adapt successfully to these changes could harm our business.

We compete with several companies in each segment of our business. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, the demand for our services could substantially decline.

Because the CAN-SPAM Act imposes certain obligations on the senders of commercial e-mails, it could minimize the effectiveness of our e-mail marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.

The CAN-SPAM Act, which establishes certain requirements for commercial e-mail messages and specifies penalties for the transmission of commercial e-mail messages that are intended to deceive the recipient as to source or content. In addition, some states have passed laws regulating commercial e-mail practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-e-mail registries listing minors who do not wish to receive unsolicited commercial e-mail that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial e-mails may minimize the effectiveness of our e-mail marketing product. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial e-mail, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

Evolving regulations concerning data privacy may restrict our customers’ ability to solicit, collect, process and use data necessary to conduct e-mail marketing campaigns or to send surveys and analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an Internet address contained in an e-mail message. Such laws and regulations could restrict our customers’ ability to collect and use e-mail addresses, page viewing data, and personal information, which may reduce demand for our services.

As Internet commerce develops, federal, state and foreign governments may draft and propose new laws to regulate Internet commerce, which may negatively affect our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to e-mail marketing. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via e-mail. Such taxes could discourage the use of the Internet and e-mail as a means of commercial marketing, which would adversely affect the viability of our services.

If the delivery of our customers’ e-mails is limited or blocked, the fees we may be able to charge for our e-mail marketing product may not be accepted by the market and customers may cancel their accounts.

Internet service providers (“ISPs”) can block e-mails from reaching their users. Recent releases of ISP software and the implementation of stringent new policies by ISPs make it more difficult to deliver our customers’ e-mails. If ISPs materially limit or halt the delivery of our customers’ e-mails, or if we fail to deliver our customers’ e-mails in a manner compatible with ISPs’ e-mail handling or authentication technologies, then the fees we charge for our e-mail marketing product may not be accepted by the market, and customers may cancel their accounts.

If our e-mail activities are blacklisted by ISPs or others, our ability to conduct business and future revenue and income will be adversely affected.

We depend on e-mail to market to and communicate with our customers, and our customers rely on e-mail to communicate with their constituents. Various private entities attempt to regulate the use of e-mail for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain e-mail solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial e-mail solicitations that the blacklisting entity believes are appropriate. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

Some of our Internet protocol addresses currently are listed with one or more blacklisting entities and, in the future, our Internet protocol addresses may also be listed with these and other blacklisting entities. There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our services and services and communicate with our customers and could undermine the effectiveness of our customers’ e-mail marketing campaigns, all of which could have a material negative impact on our business and results of operations.

If we experience any significant disruption in service or in our computer systems or in our customer support services, it could reduce the attractiveness of our services and result in a loss of customers.

The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. Our system hardware is co-located at third-party hosting facilities throughout the United States. None of the operators of these co-located facilities guarantees that our customers’ access to our services will be uninterrupted, error-free or secure. Our operations depend on the ability of the operators of these facilities to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our arrangement with any of the operators of our co-located facilities is terminated, or there is a lapse of service or damage to their facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. In addition, our customer support services, which are currently located only at our two Florida offices, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services. Any interruptions or delays in access to our services or customer support, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

Our system stores our customers’ proprietary e-mail distribution lists and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers.

If we fail to maintain compliance with the data protection policy documentation standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our services less attractive to many customers by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.

We rely on third-party computer hardware and software that may be difficult to replace or that could cause errors or failures of our service.

We rely on computer hardware purchased and software licensed from third parties in order to offer our services, including hardware from such large vendors as International Business Machines Corporation, Dell Computer Corporation, Sun Microsystems, Inc. and EMC Corporation. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business.

If we are unable to protect the confidentiality of our unpatented proprietary information, processes and know-how and our trade secrets, the value of our technology and services could be adversely affected.

We rely upon unpatented proprietary technology, processes and know-how and trade secrets. Although we try to protect this information in part by executing confidentiality agreements with our employees, consultants and third parties, such agreements may offer only limited protection and may be breached. Any unauthorized disclosure or dissemination of our proprietary technology, processes and know-how or our trade secrets, whether by breach of a confidentiality agreement or otherwise, may cause irreparable harm to our business, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise be independently developed by our competitors or other third parties. If we are unable to protect the confidentiality of our proprietary information, processes and know-how or our trade secrets are disclosed, the value of our technology and services could be adversely affected, which could negatively impact our business, financial condition and results of operations.

Our use of open source software could impose limitations on our ability to commercialize our services.

We incorporate open source software into our services. Although we monitor our use of open source software closely, the terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our services. In such event or in the event there is a significant change in the terms of open source licenses in general, we could be required to seek licenses from third parties in order to continue offering our services, to re-engineer our services or to discontinue sales of our services, or to release our software code under the terms of an open source license, any of which could materially adversely affect our business.

Given the nature of open source software, there is also a risk that third parties may assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. The risks associated with intellectual property infringement claims are discussed immediately below.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

•

divert management’s attention;

•

result in costly and time-consuming litigation;

•

require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all;

•

in the case of open source software-related claims, require us to release our software code under the terms of an open source license; or

•

require us to redesign our software and services to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements with our channel partners require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our services infringe their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable, or at all.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the Over-the-Counter Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The Securities and Exchange Commission or SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.

The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•

Our failure to generate increasing revenues;

•

Short selling activities;

•

Our failure to generate increasing profitability;

•

Actual or anticipated variations in our quarterly results of operations;

•

Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

•

The loss of major customers or product or component suppliers;

•

The loss of significant business relationships;

•

Our failure to meet financial analysts’ performance expectations;

•

Changes in earnings estimates and recommendations by financial analysts; or

•

Changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

We may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board of Directors may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share. This could permit our Board of Directors to issue preferred stock to investors who support Options Media and our management and give effective control of our business to Options Media and our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

An investment in the Company may be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to fund its strategic plan, Options Media expects to issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors in this offering. No assurance can be given that Options Media will be successful in issuing common stock or other equity securities on terms acceptable to Options Media, whether in private placements or a public offering.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not and do not intend to pay any dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As long as our three-year senior convertible debentures remain outstanding, we cannot pay any dividends. As a result, you will not receive any dividends on your investment for an indefinite period of time.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we acquire additional capital.

Item 1B.

Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development departments, presently located in Hallandale, Florida. We lease approximately 2,500 square feet at this location pursuant to a three month lease from a company controlled by Hagai Schechter, our Senior Vice President and former President, for $5,500 per month through December 2008, with Options Media having the option to renew the lease on a month to month basis through May 31, 2009. We started making payments under the lease in May and have paid a total of $7,600 as of the date of this report.

Additionally, 1 Touch leases approximately 10,400 square feet in an office building in Boca Raton, Florida at a cost of approximately $17,000 per month. This lease expires in December 2010. We plan to move the original Options Media business to this office after completion of renovations and will vacate the Hallandale office.

Item 3.

Legal Proceedings.

We are not currently subject to any legal proceedings. From time to time, we have been party to litigation matters arising in connection with the normal course of our business, none of which has or is expected to have a material adverse effect on us.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Stockholder Market For Registrant’s Common Equity, Related Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “OPMG”. The last reported sale price of our common stock as reported by the Bulletin Board on October 3, 2008, was $1.30 per share. As of the date of this report, there were 111 holders of record The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board.

Year	Quarter Ended	Bid Prices
		High	Low
2008	September 30, 2008 (1)	$5.51	$1.50

———————

(1)

Our common stock began trading on the Bulletin Board on July 11, 2008.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Equity Compensation Plan Information

At the end of the fiscal year ended December 31, 2007, Options Media did not have any equity compensation plans. On June 23, 2008, our Board of Directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”). Under the 2008 Plan, we may issue up to 8,000,000 shares of restricted stock and stock options to our directors, employees and consultants.

Recent Sales of Unregistered Securities

During the past year, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance

Executive	June 23, 2008	2,250,000 shares of common stock and 2,500,000 10-year options exercisable at $0.30 per share.	Employment agreement
Lawyer	July 2, 2008	300,000 shares of common stock	Legal fees
Employee	July 11, 2008	300,000 5-year options exercisable at $0.50 per share	Employment agreement
Employees	September 19, 2008	1,040,000 shares of common stock	Services
Investors	September 23, 2008 and September 29, 2008	200,000 shares of common stock and 100,000 warrants exercisable at $0.50 per share	Private placement investors receiving one share of common stock and a three-year warrant to purchase one-half of a share of common stock
Executive	October 1, 2008	200,000 shares of common stock	Employment agreement

Item 6.

Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Options Media is an e-mail services provider for on-demand e-mail marketing to create, send, and track professional and permission-based e-mail marketing campaigns. Options Media provides clients with access to software, hardware, bandwidth, and exclusive domains and IP addresses, as well as the ability to upload and manage subscribers, and review and upload campaigns and track results for a 360-degree full-service customer marketing solution. Our subsidiary, 1 Touch, is the leading provider of precision direct marketing solutions including e-mail marketing, SMS/mobile marketing, SMS/keyword marketing, custom lead generation and creative services. Our vast array of services and technologies enable marketers to identify, target, reach and build relationships with both consumers and businesses.

On June 23, 2008, we acquired an operating business and since that date have raised equity funds of approximately $5,555,500. During 2008, we have accomplished significant milestones, including:

•

On June 23rd, we acquired the historic Options Media business for $3,000,000, a $1,000,000 note and 12,500,000 shares of common stock. The seller retained a 31.14% interest in us which has been reduced to approximately 14.4%. We also paid the $1,000,000 note;

•

We have raised $5,555,500 in equity, providing us with the funds to complete two acquisitions and operate our business;

•

On September 19th, we completed the acquisition of 1 Touch in exchange for $1,500,000 and 10,000,000 shares of common stock; and

•

We hired a management team with a successful track record.

Critical Accounting Estimates

This discussion and analysis of our financial condition presented in this section is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowance for accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets, valuation of goodwill, and the valuation of stock based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. Stock based compensation is measured at fair value at the time of the grant.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to Statement of Financial Accounting Standards, Goodwill and Other Intangible Assets (“SFAS”) No. 142 and Statement of Financial Accounting Standards Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS”) No. 144, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable.  Factors we consider include and are not limited to the following:

•

Significant changes in performance relative to expected operating results

•

Significant changes in the use of the assets or the strategy of our overall business

•

Significant industry or economic trends

As determined in accordance with SFAS No. 142, if the carrying amount of goodwill of a reporting unit exceeds its fair value, the impairment loss is measured as the amount by which the carrying amount exceeds the fair market value of the assets.  In accordance with SFAS No. 144, in determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  The impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

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

The following policies reflect specific criteria for our various revenue streams:

Revenues for sending direct e-mails of customer advertisements to our owned database of email addresses are recognized at the time the customer’s advertisement is emailed to recipients by us.

Revenues from E-mail Service Provider (“ESP”) activities which allow the customer to send the emails themselves, to our database of e-mail addresses include a monthly fee charged for the customer’s right to send a fixed number of emails per month. ESP revenues are generally collected upfront from customers for service periods of one to six months. Thus, ESP revenues are deferred and recognized over the respective service period. Overage charges apply if the customer sends more emails in one month than is allowed per the contract. Accordingly, overage charges are accrued in the month of occurrence.

Revenue from list management services, which principally includes e-mail transmission services of third party promotional and e-commerce offers to a licensed email list, is recognized when Internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value in accordance with EITF 99-19 of billings to clients. We report these revenues gross because we are responsible for fulfillment of the service, have substantial latitude in setting price and assume the credit risk for the entire amount of the sale, and are responsible for the payment of all obligations incurred with advertiser email list owners. Cost of revenue from list management services are cost incurred to the email list owners with whom we have licensed such e-mail list.

Results of Operations

Since our inception on June 27, 2007 to December 31, 2007, we had never generated any revenues and we have incurred losses totaling $68,533. Prior to June 23, 2008, we were in the development stage since our formation, without material assets or activities. Upon the consummation of the June 23, 2008 business combination discussed earlier, we exited the development stage.

For the period from August 1, 2007 to December 31, 2007, we incurred a net loss of $50,742 which consists primarily of accounting, legal and other costs of maintaining us as a publicly reporting company. This compares to a net loss of $17,791 for the period ended from June 27, 2007 (date of inception) to July 31, 2007.

Our total operating expenses for the five months ended December 31, 2007 were $50,742. This compares to total operating expenses of $17,791 for the period ended from June 27, 2007 (date of inception) to July 31, 2007.

Our total operating expenses were incurred in day to day operating activities for the five months ended December 31, 2007, including general office expenses, transfer agent fees, costs associated with professional fees such as accounting, legal and donated services and rent.

Our total operating expenses from June 27, 2007 (date of inception) to July 31, 2007 were $17,791. This includes an amount for impairment of our mineral property of $16,000 and general and administrative expenses of $1,791, including amounts for filing fees and donated services and rent.

Liquidity and Capital Resources

During the five months ended December 31, 2007, we used net cash of $20,505 to fund our operating activities, translating to a cash requirement of approximately $4,100 per month to fund our operating activities. We received net cash of $33,750 from financing activities during the five months ended December 31, 2007.

On June 23, 2008, the Company acquired an operating business and since that date has raised equity funds of approximately $5,555,500. In July 2008, Options Media paid off a note payable of $1,000,000 and received a new loan of $900,000 that is due in July 2009. Additionally, in August 2009, we paid off $200,000 against this new loan. Based on our historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

As of the date of this report, we have approximately $235,000 in available cash, which includes approximately $1,615,000 raised since June 30, 2008. We will need to pay the balance of the $700,000 loan, which is due in July 2009. We are actively seeking to grow our business through acquisitions and expect that part of the consideration will be cash. We are seeking to raise up to $4,444,500 through the sale of $0.30 units consisting of one share of common stock and one-half of a warrant exerciseable at $0.50 per share. If we are able to raise additional working capital, it may be dilutive to our existing shareholders. Additionally, we may issue substantial equity in connection with any acquisitions which will be dilutive as well.

Forward-Looking Statements

The statements in this report relating to opportunities presented by the e-mail marketing market, our ability to obtain financing and meet our working capital needs and our expectation of growing our business through acquisitions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors under Section 1A. Such uncertainties and risks include potential increased regulation placed on e-mail and sms marketing, the successful integration with 1 Touch and future acquisitions and general economic conditions, including the condition of the credit and public equity markets in the United States and elsewhere. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the Securities and Exchange Commission.

Item 7A.

Quantitative and Qualitative Discourses About Market Risk.

Not applicable to smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-17, which appear at the end of this report.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).

Controls and Procedures.

Disclosure Controls

We carried out an evaluation required by Rule 15d-15(e) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the Securities and Exchange Commission. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the Securities and Exchange Commission as of the filing of this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(e) Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. However, at December 31, 2007, we were named Heavy Metals, Inc., which had a different business and different management. It is our understanding that the business was in a start-up mode and controls were limited at that time.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporation Governance.

Directors and Executive Officers

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors.

Name	Age	Position(s)

Scott Frohman	40	Chairman of the Board, Chief Executive Officer and Secretary
Daniel Lansman	38	President and Director
Steve Stowell	57	Chief Financial Officer and Treasurer
Anthony Bumbaca	38	Senior Vice President
Hakan Koyuncu	33	Director

Biographies

Scott Frohman has served as our Chief Executive Officer and Chairman of the Board since June 23, 2008 and served as our President until the appointment of Daniel Lansman on September 19, 2008. Mr. Frohman currently serves as the Chairman of the Board of Money4Gold Holdings, Inc. From February 2004 through December 2006, Mr. Frohman co-founded and served as the Chief Executive Officer and a director of Health Benefits Direct Corporation. From May 2003 through October 2003, Mr. Frohman was a consultant for Verid Identification, where he supervised a web-based identity verification process and implemented sales force and marketing procedures.

Daniel Lansman was appointed as President and to our Board of Directors on September 19, 2008. From 2003 through September 2008, Mr. Lansman co-founded 1 Touch and has been a manager since that date. Prior to 2003, Mr. Lansman was an Account Executive at Equifax Marketing Services, an information and marketing services company.

Steven Stowell has served as our Chief Financial Officer since September 18, 2008. From 2005 until September 2008, Mr. Stowell served as the Chief Financial Officer for Come and Stay, Inc., an international direct marketing and data services business with operations in 13 countries. From 2003 until 2005, Mr. Stowell was the Chief Financial Officer of Marlin Capital Partners. Prior to 2003, Mr. Stowell was the Vice President of Finance and Chief Financial Officer at Equifax Marketing Services, an information and marketing services company.

Anthony Bumbaca has served as our Senior Vice President since September 19, 2008. From 2003 through September 2008, Mr. Bumbaca co-founded 1 Touch in 2003. Prior to 2003, Mr. Bumbaca was a Senior Account Executive at Equifax Marketing Services, an information and marketing services company.

Hakan Koyuncu has served as a director since June 23, 2008. Mr. Koyuncu is the co-founder and Chief Executive Officer of Leadcreations.com, LLC, an Internet marketing and online lead generation company with a focus on technology and innovative strategy. Mr. Koyuncu founded LeadCreations.com, LLC in 2003. LeadCreations developed its own proprietary technology platform that brings online publishers and advertisers together and tracks and reports campaign performance. Mr. Koyuncu is also the Chief Exectuive Officer for Money4Gold Holdings, Inc. In 2005, Mr. Koyuncu started one of Turkey’s first independent telecommunications companies, Unitel Telecom, which was acquired by another telecom company within two years.

There are no family relationships among any of our directors and executive officers.

Key Employees

In addition to our executive officers, we have two key employees:

Name	Age	Title

Steve Siccone	36	Chief Information Officer
Brandon Rosen	24	Vice-President of Sales and Marketing

Committees of the Board of Directors

We expect our Board of Directors, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt charter relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirement until we elect to seek listing on a national securities exchange.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officers and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Marnie Goldberg.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Rotan, Florida 33432, Attention: Marnie Goldberg or by facsimile (561) 892-2678. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Item 11.

Executive Compensation.

During the period from June 27, 2007 (inception) to July 31, 2007 and for the period from August 1, 2007 to December 31, 2007, our former Chief Executive Officer and director, David Harapiak, did not receive any compensation for his services as a director or an officer of the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by our named executive officer as of December 31, 2007.

Employment Agreements

Effective June 23, 2008, we entered into an employment agreement with Scott Frohman, our Chief Executive Officer. The current term of the agreement expires on June 23, 2010 but will be automatically renewed for additional one-year periods until either we or Mr. Frohman gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term. Mr. Frohman’s present base salary is $180,000 per year, which shall increase to $240,000 per year and $300,000 per year on December 23, 2008 and June 23, 2009, respectively. At signing, Mr. Frohman was granted 2,250,000 vested shares of common stock and a 10-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.30 per share, vesting in 24 equal monthly installments.

On September 19, 2008, we entered into an employment agreement with Daniel Lansman and Anthony Bumbaca, our president and senior vice president, respectively. The current term of their agreements expire on September 30, 2010 but will be automatically renewed for additional one-year periods unless either we or either executive gives the other party written notice of its intent not to renew at least their respective agreements 60 days prior to the end of the then current term. Each receive (i) an annual base salary of $240,000, (ii) 5% commission from all revenues received by Options Media from parties introduced to Options Media by them and prior customers of 1 Touch and (iv) a performance bonus based on 1 Touch achieving specific performance milestones.

Effective October 1, 2008, we entered into an employment agreement with Steven Stowell, our Chief Financial Officer. The current term of the agreement expires on September 29, 2010 but will be automatically renewed for additional one-year periods unless either we or Mr. Stowell gives the other party written notice of its intent not to renew at least 30 days prior to the end of the then current term. Pursuant to the agreement, we are paying him an annual salary of $185,000, issued him 200,000 shares of restricted stock vesting annually in three equal increments and paid him a signing bonus of $19,000 upon commencement of employment with the Company.

Effective July 11, 2008, we entered into an employment agreement with Steve Siccone, our Chief Information Officer. The current term of the agreement expires on July 11, 2009 but will be automatically renewed for additional one-year periods until either we or Mr. Siccone gives the other party written notice of its intent not to renew at least 30 days prior to the end of the then current term. Pursuant to the agreement, we are paying him an annual base salary of $150,000, granted him five-year options to purchase 100,000 shares of common stock at an exercise price of $0.50 per share, of which (i) 25,000 vest within three months of employment and (ii) 75,000 options vest in equal quarterly increments over a three-year period. We also granted Mr. Siccone five-year options to purchase 200,000 shares of common stock at an exercise price of $0.50 per share vesting in 100,000 increments based upon Options Media achieving specific milestones. Additionally, Mr. Siccone was paid a signing bonus of $10,000 upon the commencement of his employment however the signing bonus is reimbursable to Options Media if he receives his commissions from his previous place of employment.

Effective September 22, 2008, we entered into an employment agreement with Brandon Rosen, 1 Touch’s Vice-President of Sales and Marketing. The current term of the agreement expires on September 30, 2010 but will be automatically renewed for additional one-year periods unless either we or Mr. Rosen gives the other party written notice of its intent not to renew at least 30 days prior to the end of the then current term. We are paying him an annual base salary of $175,000, 2-3% sales bonus based on 1 Touch’s monthly revenues and a performance bonus based on 1 Touch’s quarterly gross profit. Mr. Rosen will also receive six months base salary if he is terminated without cause.

Messrs. Frohman, Lansman, Bumbaca, Stowell and Siccone are entitled to severance in the event that they are dismissed without cause or they resign for Good Reason as defined in their Employment Agreements, including upon a change of control. In any such events, Messrs. Frohman, Lansman and Bumbaca will receive 18 months base salary, Mr. Stowell will receive six months base salary and Mr. Siccone will receive four months base salary if terminated prior to one year and six months base salary if terminated after one year of employment with Options Media. Additionally, all of their restricted stock and stock options will immediately vest, where applicable.

Director Compensation

We do not currently compensate our directors for acting as such, although we may do so in the future, including with cash or equity. We currently reimburse our directors for reasonable expenses incurred in connection with their service as directors. As of December 31, 2007, our directors did not receive any compensation from us.

Directors’ and Officers’ Liability Insurance

We currently have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures us against losses which we may incur in indemnifying our officers and directors. In addition, we have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of October 3, 2008 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) all of our executive officers, (iv) our former chief executive officer and (v) all of our executive officers and directors of as a group:

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner(2)	Percent of Class (2)

Directors and Executive Officers:
Common Stock	Scott Frohman (3)(4)(5)	2,770,833	5.1%
Common Stock	Daniel Lansman (3)(4)(6)	4,750,000	8.8%
Common Stock	Steven Stowell (3)(7)	200,000	*
Common Stock	Anthony Bumbaca (3)(8)	4,750,000	8.8%
Common Stock	Hakan Koyuncu (4)(9)	—	*
Common Stock	All executive officers and directors as a group (5 persons)	12,470,833	22.8%

5% Shareholders:
Common Stock	interCLICK, Inc. (10)	7,800,000	14.4%
Common Stock	Frost Gamma Investments Trust (11)	6,200,000	11.1%

Former Officer:
Common Stock	David Haripiak	—	*

———————

*

Less than 1%

(1)

Except where indicated in other footnotes, each of the persons listed above has the address c/o Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, FL 33432.

(2)

Applicable percentages are based on 54,118,333 shares outstanding as of September 29, 2008 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(3)

An executive officer.

(4)

A director.

(5)

Includes 2,250,000 shares of restricted common stock and non-qualified stock options to purchase 2,500,000 shares of common stock exercisable at $0.30 per share vesting monthly over a 24-month period, subject to continued employment on each applicable vesting date. As of the date of this report, 520,833 of the options have vested. Address is 595 S. Federal Highway, Suite 600, Boca Raton, FL 33432.

(6)

Does not include 3,000,000 shares of common stock that Mr. Lansman will acquire if 1 Touch achieves specific performance milestones.

(7)

Represents shares of restricted common stock vesting annually in three equal increments each October 1, subject to continued employment with the Company.

(8)

Does not include 3,000,000 earn out shares of common stock that Mr. Lansman will acquire if 1 Touch achieves specific performance milestones.

(9)

Address is 595 S. Federal Highway, Suite 600, Boca Raton, FL 33432.

(10)

Address is 200 Park Avenue South, Suite 908-909. New York, NY 10003.

(11)

Includes 1,666,667 shares of common stock issuable upon the exercise of warrants exercisable at $0.50 per share. Address is: 4400 Biscayne Blvd., Suite 1500, Miami, FL 33137.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

During this year and the last two fiscal years, we have engaged in certain transactions in which some of our directors, executive officers and 10% shareholders had a direct or indirect material interest, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years (not including employment agreements with our management). These transactions are described below.

We lease approximately 2,500 square feet at this location pursuant to a three month lease from a company controlled by Hagai Schechter, our Senior Vice President and former President, for $5,500 per month through December 2008, with Options Media having the option to renew the lease on a month to month basis through May 31, 2009. We started making payments under the lease in May and have paid a total of $7,600 as of the date of this report.

On September 29, 2008, we entered into an agreement with Mr. Shechter and interCLICK, Inc. whereby he resigned as an officer of Options Media and interCLICK agreed to compensate him, including reassuming our liability for interCLICK options held by Mr. Shechter. We and Mr. Shechter each released each other for all liabilities outside of the lease.

Director Independence

Board of Directors has determined that Hakan Koyuncu is independent and that Scott Frohman is not independent made in accordance with Nasdaq Marketplace Rule 4200(a)(15).

Item 14.

Principal Accountant Fees and Services.

Manning Elliott LLP, served as our independent registered public accounting firm in 2007 through June 23, 2008. Salberg & Company, P.A. serves as our current independent registered public accounting firm.. All of the services provided and fees charged were approved by the Board of Directors.

	Salberg		Manning
	2007		2007

Audit Fees	$10,000	(1)	$10,000	(2)
Audit Related Fees	$—		$—
Tax Fees	$—		$—
All Other Fees	$—		$—

———————

(1)

Consists of fees for the audit of the transition period from August 1, 2007 through December 31, 2007.

(2)

Consists of fees for the year-end audit from June 27, 2007 (inception) through July 31, 2007.

Our Board of Directors has not adopted a procedure for pre-approval of all fees charged by our independent auditors. The Board approves the engagement letter with respect to audit, tax, review services and other services.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(1) Financial Statements:

Balance Sheets – As of December 31, 2007 and July 31, 2007.
Statement of Operations – For the period from August 1, 2007 to December 31, 2007 and for the period from June 27, 2007 (inception) to July 31, 2007.
Statement of Changes in Stockholders’ Equity – For the period from August 1, 2007 to December 31, 2007 and for the period from June 27, 2007 (inception) to July 31, 2007.
Statement of Cash Flows - For the period from August 1, 2007 to December 31, 2007 and for the period from June 27, 2007 (inception) to July 31, 2007.

(2) Exhibits:

No.	Description
2.1

Agreement of Merger and Plan of Reorganization by and among Options Media Group Holdings, Inc., Options Acquisition Sub, Inc., Customer Acquisition Network Holdings, Inc. and Options Acquisition Corp. (1)

2.2	Certificate of Merger, merging Options Acquisition Corp. with and into Options Acquisition Sub, Inc. (1)
2.3	Agreement and Plan of Merger by and among Options Media Group Holdings, Inc., Options Media Acquisition LLC and 1 Touch Marketing, LLC (2)
2.4	Certificate of Merger, merging Options Media Acquisition LLC with and into 1 Touch Marketing, LLC
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Certificate of Amendment (1)
3.3	Certificate of Change (1)
3.4	Bylaws (3)
3.5	Amendment to Bylaws (4)
10.1	Scott Frohman Employment Agreement (1)
10.2	Amendment to Scott Frohman’s Employment Agreement
10.3	7% Senior Secured Promissory Note – GRQ Consultants, Inc. 401K (2)
10.4	Promissory Note Modification Agreement – GRQ Consultants, Inc. 401K
10.5	Form of Subscription Agreement (1)
10.6	Form of Warrant (1)
10.7	2008 Equity Incentive Plan (1)
10.8	Form of 2008 Incentive Stock Option Agreement (1)
10.9	Form of 2008 Non-Qualified Stock Option Agreement (1)
10.10	Form of Directors and Officers Indemnification Agreement (1)
14.1	Code of Ethics
31.1	Certification of Principal Executive Officer (Section 302)
31.2	Certification of Principal Financial Officer (Section 302)
32.1	Certification of Principal Executive Officer (Section 906)
32.2	Certification of Principal Financial Officer (Section 906)
———————
(1)	Contained in Form 8-K filed on June 25, 2008
(2)	We have omitted schedules which are not required to be filed
(3)	Contained in Form Sb-2 filed on November 8, 2007
(4)	Contained in Form 8-K filed on September 25, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 6, 2008

Options Media Group Holdings, Inc.

By:	/s/ SCOTT FROHMAN
Scott Frohman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN STOWELL	Chief Financial Officer (Principal Financial Offer and Chief Accounting Officer)	October 6, 2008
Steven Stowell

/s/ DANIEl LANSMAN	Director	October 6, 2008
Daniel Lansman

Director
Hakan Koyuncu

OPTIONS MEDIA GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Options Media Group Holdings, Inc.

We have audited the accompanying balance sheet of Options Media Group Holdings, Inc. (A development stage company) as of December 31, 2007 and the related statements of operations, changes in stockholders' equity, and cash flows for the periods from August 1, 2007 to December 31, 2007 and from June 27, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of July 31, 2007 and from June 27, 2007 (date of inception) to July 31, 2007 were audited by other auditors whose report dated September 21, 2007 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period June 27, 2007 (date of inception) through December 31, 2007 include total revenues and net loss of $0 and $17,791, respectively through July 31, 2007. Our opinion on the statements of operations, changes in stockholders’ equity, and cash flows for the period June 27, 2007 (inception) through December 31, 2007, insofar as it relates to amounts for periods through July 31, 2007, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Options Media Group Holdings, Inc. (A development stage company) as of December 31, 2007 and the results of its operations and its cash flows for the periods from August 1, 2007 to December 31, 2007 and from June 27, 2007 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

September 19, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Options Media Group Holdings, Inc. (formerly Heavy Metal, Inc.)

We have audited the accompanying balance sheet of Options Media Group Holdings, Inc. (formerly Heavy Metal, Inc.) as of July 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period from June 27, 2007 (Date of Inception) to July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Options Media Group Holdings, Inc. (formerly Heavy Metal, Inc.), as of July 31, 2007, and the results of its operations and its cash flows for the period from June 27, 2007 (Date of Inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements for the periods referred to above, were prepared assuming the Company will continue as a going concern. For the periods referred to above, the Company has not generated any revenue and has an accumulated loss since inception. These factors raised substantial doubt about the Company’s ability to continue as a going concern as of the date of our audit report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 21, 2007

OPTIONS MEDIA GROUP HOLDINGS, INC.

BALANCE SHEETS

(A DEVELOPMENT STAGE COMPANY)

	December 31, 2007	July 31, 2007
ASSETS

Current Assets:
Cash	$47,245	$34,000

Total Current Assets	$47,245	$34,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$23,987	$—
Due to related party	541	541

Total Current Liabilities	24,528	541

Stockholders' Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $.001 par value, 100,000,000 shares authorized, 30,398,148 issued and outstanding,	30,398	30,398
Additional paid-in capital	60,852	54,602
Share subscription receivable	—	(33,750)
Deficit accumulated during the development stage	(68,533)	(17,791)

Total Stockholders' Equity	22,717	33,459

Total Liabilities and Stockholders' Equity	$47,245	$34,000

See notes to audited financial statements

OPTIONS MEDIA GROUP HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(A DEVELOPMENT STAGE COMPANY)

	Period from August 1, 2007 to December 31, 2007	Period from June 27, 2007 (Date of Inception) to July 31, 2007	Accumulated from June 27, 2007 (Date of Inception) to December 31, 2007

Revenue	$—	$—	$—

Expenses

General and administrative	50,742	1,791	52,533
Impairment of mineral property cost	—	16,000	16,000

Total Operating Expenses	50,742	17,791	68,533

Net Loss	$(50,742)	$(17,791)	$(68,533)

Net Loss Per Share Basic and Diluted	$—	$—	$—

Weighted Average Shares Outstanding	30,398,148	16,373,259	27,848,188

See notes to audited financial statements

OPTIONS MEDIA GROUP HOLDING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 27, 2007 (DATE OF INCEPTION) TO JULY 31, 2007

AND FROM AUGUST 1, 2007 TO DECEMBER 31, 2007

(A DEVELOPMENT STAGE COMPANY)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Share Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total
	Quantity	Amount	Quantity	Amount
Balance, June 27, 2007 (Date of Inception)	—	$—	—	$—	$—	$—	$—	$—

Common stock issued for cash on July 1, 2007	—	—	18,148,148	18,148	31,852	—	—	50,000

Common stock issued for cash on July 30, 2007	—	—	12,250,000	12,250	21,500	(33,750)	—	—

Donated services and rent	—	—	—	—	1,250	—	—	1,250

Net loss for the period	—	—	—	—	—	—	(17,791)	(17,791)

Balance - July 31, 2007	—	—	30,398,148	30,398	54,602	(33,750)	(17,791)	33,459

Donated services and rent	—	—	—	—	6,250	—	—	6,250

Collection of share subscription receivable	—	—	—	—	—	33,750	—	33,750

Net loss for the period	—	—	—	—	—	—	(50,742)	(50,742)

Balance - December 31, 2007	$—	$—	30,398,148	$30,398	$60,852	$—	$(68,533)	$22,717

See notes to audited financial statements

OPTIONS MEDIA GROUP HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

	Period from August 1, 2007 to December 31, 2007	Period from June 27, 2007 (Date of Inception) to July 31, 2007	Accumulated from June 27, 2007 (Date of Inception) to December 31, 2007
Cash Flows from Operating Activities:
Net loss for the period	$(50,742)	$(17,791)	$(68,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	6,250	1,250	7,500
Impairment of mineral property costs	—	16,000	16,000
Change in operating assets and liabilities:
Accounts payable	23,987	—	23,987
Due to related party	—	541	541

Net Cash Used In Operating Activities	(20,505)	—	(20,505)

Cash Flows from Investing Activities:
Acquisition of mineral property	—	(16,000)	(16,000)

Net Cash Used in Investing Activities	—	(16,000)	(16,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	50,000	50,000
Proceeds from collection of subscription receivable	33,750	—	33,750

Net Cash Provided by Financing Activities	33,750	50,000	83,750

Net Increase in Cash	13,245	34,000	47,245

Cash, Beginning of Period	34,000	—	—

Cash, End of Period	$47,245	$34,000	$47,245

Supplemental Disclosures
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See notes to audited financial statements

OPTIONS MEDIA GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

(A DEVELOPMENT STAGE COMPANY)

Note 1 - Nature of Operations and Basis of Presentation

Options Media Group Holdings, Inc. formerly Heavy Metal, Inc. (the “Company”) was incorporated in the state of Nevada on June 27, 2007. On July 27, 2007, the Company acquired a mineral claim for the purpose of exploring for economic deposits of uranium in the Athabasca Basin, Saskatchewan, Canada. Prior to June 23, 2008, the Company was in the development stage since its formation, without material assets or activities. Upon the consummation of the June 23, 2008 business combination discussed below, the Company exited the development stage. On June 23, 2008, the Company changed its fiscal year end to December 31, from July 31.

On June 23, 2008, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Options Acquisition Sub, Inc., a Delaware corporation (“Options”), Options Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of the Company (“Acquisition Sub”) and Customer Acquisition Network Holdings, Inc., a Delaware company and formerly the sole stockholder of Options (“CAN”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), on June 23, 2008 Acquisition Sub merged with and into Options, and Options, as the surviving corporation, became a wholly-owned subsidiary of the Company. In connection with this merger, the Company discontinued its former business and succeeded to the business of Options as its sole line of business (see Note 7). The merger is being accounted for as a purchase method acquisition pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations”. Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. (see Note 7). The Company is the acquirer for accounting purposes and Options is the acquired company.

On June 19, 2008, the Company effected a 1.81481481481 for 1 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation were approved by stockholders on June 18, 2008. All share and per share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split.

As reflected in the accompanying financial statements for the five months ended December 31, 2007, the Company had a net loss of $50,742 and $20,505 of net cash used in operations. At December 31, 2007 the Company had working capital of $22,717. On June 23, 2008 the Company acquired an operating business and since that date through September 19, 2008 has raised gross equity funds of approximately $5,450,600. In July 2008, the Company paid off a note payable of $1,000,000 and received a new loan of $900,000 that is due in July 2009. Based on our historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates during the five months ended December 31, 2007 include the valuation allowance on deferred tax assets and the estimate of value of contributed services and rent. Significant estimates in the period after December 31, 2007 as discussed in Note 7 include the fair values used in the purchase price allocation and value of capital stock granted for services.

OPTIONS MEDIA GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(A DEVELOPMENT STAGE COMPANY)

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of financial instruments which include cash, accounts payable and amount due to related party were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

Accounts Receivable

This significant accounting policy was adopted upon the consummation of the June 23, 2008 business combination. Accounts receivable are recorded at the invoiced amounts and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The Company reviews the accounts receivable which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Software

This significant accounting policy was adopted upon the consummation of the June 23, 2008 business combination. Purchased software is initially recorded at cost, which is considered to be fair value at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful lives of the assets of three years. Costs associated with upgrades and enhancements to existing Internal-use software that result in additional functionality are capitalized if they can be separated from maintenance costs, whereas costs for maintenance are expensed as incurred.

Property and Equipment

This significant accounting policy was adopted upon the consummation of the June 23, 2008 business combination. Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. Leasehold improvements are amortized over the shorter of the estimated useful lives or related lease terms. If there is no specified lease term, the Company amortizes leasehold improvements over the estimated useful life.

Intangible Assets

This significant accounting policy was adopted upon the consummation of the June 23, 2008 business combination. The Company records the purchase of intangible assets not purchased in a business combination in accordance with SFAS 142 “Goodwill and Other Intangible Assets” and records intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with SFAS 141 “Business Combinations”.

Customer Relationships are based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated life of the customer relationships.

Email databases are amortized over the estimated life.

The non-compete intangible is amortized over the term of the agreement.

OPTIONS MEDIA GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(A DEVELOPMENT STAGE COMPANY)

Note 2 - Summary of Significant Accounting Policies (continued)

Goodwill

This significant accounting policy was adopted upon the consummation of the June 23, 2008 business combination. The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired. The Company has elected to test for goodwill impairment annually.

Mineral Properties

The Company has been in the exploration stage since its inception on June 27, 2007, and has not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition and exploration of mining properties until June 23, 2008. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the shares-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations

Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long- lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Revenue Recognition

This significant accounting policy was adopted upon the consummation of the June 23, 2008 business combination. The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

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

OPTIONS MEDIA GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(A DEVELOPMENT STAGE COMPANY)

Note 2 - Summary of Significant Accounting Policies (continued)

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

Revenues from Email Service Provider (“ESP”) activities which allow the customer to send the emails themselves, to our database of email addresses include a monthly fee charged for the customer’s right to send a fixed number of emails per month. ESP revenues are generally collected upfront from customers for service periods of one to six months. This is listed as a deferred revenue in the liabilities section of our balance sheet. Thus, ESP revenues are deferred and recognized over the respective service period. Overage charges apply if the customer sends more emails in one month than is allowed per the contract. Accordingly, overage charges are accrued in the month of occurrence.

Revenue from list management services, which principally includes e-mail transmission services of third party promotional and e-commerce offers to a licensed email list, is recognized when Internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients. The Company reports these revenues gross in accordance with EITF 99-19 because it is responsible for fulfillment of the service, has substantial latitude in setting price and assumes the credit risk for the entire amount of the sale, and it is responsible for the payment of all obligations incurred with advertiser email list owner. Cost of revenues from list management services are costs incurred to the email list owners whom the Company has licensed such email list.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Reclassification

Certain amounts in the July 31, 2007 financial statements have been reclassified to conform to the December 31, 2007 presentation.

Concentration

Until the disposition of the mineral rights related assets in June 2008, the Company was relying on the mineral claim intangible assets for its business operations.

OPTIONS MEDIA GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(A DEVELOPMENT STAGE COMPANY)

Note 2 - Summary of Significant Accounting Policies (continued)

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. There were no common stock equivalents outstanding at December 31, 2007 that may dilute future earnings per share.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

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

OPTIONS MEDIA GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(A DEVELOPMENT STAGE COMPANY)

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

Note 3 - Mineral Property

On July 27, 2007, the Company purchased a mineral claim comprised of 614 hectares located in the Athabasca Basin, Saskatchewan, Canada for consideration of $16,000. The cost of the mineral property was initially capitalized. During the Period ended July 31, 2007, the Company recognized an impairment loss of $16,000, as it has not yet been determined whether there are proven or probable reserves on the property.

Note 4 - Related Party Transactions

As of December 31, 2007, the Company was indebted to its then Chief Executive Officer and Chief Financial Officer of the Company, David Harapiak, in the amount of $541, which is non-interest bearing, unsecured, and due on demand.

The former Chief Executive Officer and Chief Financial Officer of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. During the period ended July 31, 2007, $1,000 in donated services and $250 in donated rent were charged to operations and recorded as donated capital. During the five month period ended December 31, 2007, $5,000 in donated services and $1,250 in donated rent were charged to operations and recorded as donated capital.

Note 5 – Stockholders’ Equity

Capital Structure

Effective June 2008, the Articles of Incorporation were amended to authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock having a par value of $0.001 per share.  This change in authorized shares is reflected retroactively in the accompanying financial statements.

Common Stock

In June 2008, the Company obtained through a vote of majority of its stockholders the approval of the 1.81481481481 for 1 forward stock split of its issued and outstanding common stock. All amounts in the accompanying financial statements have been retroactively adjusted to reflect this split.

OPTIONS MEDIA GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(A DEVELOPMENT STAGE COMPANY)

Note 5 – Stockholders’ Equity (continued)

On July 1, 2007, the Company issued 18,148,148 shares of common stock at approximately $0.003 per share for proceeds of $50,000.

On July 30, 2007, the Company issued 12,250,000 shares of common stock at approximately $0.003 per share for share subscriptions receivable of $33,750, of which was received in August 2007.

Note 6 – Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $45,000 at December 31, 2007 expiring through the year 2027. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the period ended December 31, 2007 as a result of the following:

Income tax benefit computed at the statutory rate	$17,760
Permanent differences	(2,188)
Change in deferred tax asset valuation allowance	(15,572)

Provision for income taxes	$—

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2007 are as follows:

Deferred tax assets:
Mineral property cost	$5,600
Net operating loss carryforward	15,762
Total gross deferred tax assets	21,362
Less valuation allowance	(21,362)
Net deferred tax assets	$—

The valuation allowance at December 31, 2007 was $21,362. The increase during the period ended December 31, 2007 was $15,572.

Note 7 - Subsequent Events

On June 19, 2008, the Company effected a 1.81481481481 for 1 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation were approved by stockholders on June 18, 2008. All share and per share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split.

OPTIONS MEDIA GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(A DEVELOPMENT STAGE COMPANY)

Note 7 - Subsequent Events (continued)

On June 23, 2008, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Options, Options Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of the Company (“Acquisition Sub”) and Customer Acquisition Network Holdings, Inc., a Delaware company and formerly the sole stockholder of Options (“CAN”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), on June 23, 2008 Acquisition Sub merged with and into Options, and Options, as the surviving corporation, became a wholly-owned subsidiary of the Company.

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

Options is engaged in the design of custom email delivery solutions for commercial customers. Options sells advertising space within free electronic newsletters that it publishes and emails to subscribers. Options also generates leads for customers by emailing its customers’ advertisements to various email addresses from within its database. Options is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. Options also manages and markets its customers’ lists and makes them available to advertisers who are trying to reach customers similar to theirs.

The Company accounted for the merger utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The Company is the acquirer for accounting purposes and Options is the acquired company. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the Subsidiary, Options. The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $48,330)	$234,296
Property and equipment	122,535
Other assets (Software, net)	73,802
Goodwill	6,938,915
Other Intangibles	852,777

Liabilities assumed	(430,325)

Net purchase price	$7,792,000

Intangible assets acquired include Customer Relationships valued at $475,123, email data base valued at $340,154 and $37,500 for a covenant not to compete.

Goodwill is expected not to be deductible for income tax purposes.

OPTIONS MEDIA GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(A DEVELOPMENT STAGE COMPANY)

Note 7 - Subsequent Events (continued)

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

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the inception date of June 27, 2007 and is not intended to be a projection of future results.

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

On June 23, 2008, in connection with the Merger Agreement, the Company issued a 10% senior secured promissory note (the “Note”) in the original principal amount of $1,000,000 to CAN due on December 23, 2008. On July 18, 2008, the Company borrowed $900,000 and used the proceeds (and existing cash) to prepay this Note. The $900,000 loan is due in July 2009, pays 7% per annum interest and is secured by a first lien of all of the Company’s assets and a pledge of the common stock of Options. In August 2008, the Company paid off $200,000 against this 7% Note.

On June 23, 2008, in connection with the Merger Agreement, the Company issued 12,500,000 shares of common stock valued at $0.30 per share or $3,750,000. The Company valued these common shares at the fair market value on the date of grant based on the recent selling price of the Company’s common stock.

Immediately following the closing of the Merger, on June 23, 2008, the Company issued 13,135,000 common shares at $0.30 per unit pursuant to a private placement which generated net proceeds of approximately $3,754,100. In connection with this private placement, the Company issued three year detachable warrants to purchase 6,567,500 common shares exercisable at a price of $0.50 per share. In connection with these private placements, the Company paid commissions to its placement agent of $100,000 in cash, legal fees of $83,000 and escrow fee of $3,500.

Simultaneous with the Merger, on June 23, 2008, the Company issued 2,250,000 shares pursuant to an employment agreement with Scott Frohman, the Company’s new CEO. Mr. Frohman was granted 2,250,000 shares of common stock, not subject to forfeiture, and a 10-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.30 per share, vesting in 24 equal monthly installments. The Company valued these shares at the fair market value on the date of grant at $0.30 per share or $675,000 based on the recent selling price of the Company’s common stock. The $675,000 was expensed on the grant date since the shares were fully vested on the grant date.

OPTIONS MEDIA GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(A DEVELOPMENT STAGE COMPANY)

Note 7 - Subsequent Events (continued)

Between July 1, 2008 and September 19, 2008, the Company has sold 5,033,333 units at $0.30 per unit and received gross proceeds of $1,510,000. In connection with this private placement, the Company issued three year detachable warrants to purchase 2,516,667 common shares exercisable at a price of $0.50 per share.

On July, 2, 2008, the Company agreed to issue 300,000 shares of common stock in connection with legal services. The Company valued these shares at the fair market value on the date of grant at $0.30 per share or $90,000 based on the recent selling price of the Company’s common stock.

Effective as of July 11, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Information Officer (“CIO”). The current term of the agreement expires on July 11, 2009 but will be automatically renewed for additional one-year period until either the Company or the CIO gives the other party written notice of its intent not to renew at least 30 days prior to the end of the then current term. The CIO’s present base salary is $12,500. The CIO is entitled to receive quarterly performance bonus compensation to be determined by the Company’s CEO. The CIO is also entitled to receive bonus compensation as a majority of the board of directors may determine from time to time. Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options and are exercisable at $0.50 per share, of which 25,000 of these options will vest after three months and the remaining options will vest in equal quarterly increments over a three-year period. Additionally, the Company is authorized to grant 200,000 five-year non-qualified stock options exercisable at $0.50 per share that will vest in 100,000 options each after a performance condition is met.

On August 12, 2008, the Company paid $200,000 non-refundable retainer fee for investor and public relations services in connection with a six month consulting agreement.

On August 27, 2008, Options Media Group Holdings, Inc. (“Options Media”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 1 Touch Marketing, LLC (“1 Touch”). The acquisition closed on September 19, 2008. Pursuant to the Merger Agreement, Options Media acquired all of the membership interests of 1 Touch in exchange for common stock of Options Media and cash. The two owners of 1 Touch received their proportionate share of (i) $1,500,000 in cash, (ii) 10,000,000 shares of Options Media common stock of which 1,000,000 shares have piggy-back registration rights, and (iii) the right to receive a maximum earn-out payment of 6,000,000 shares of Options Media common stock based on 1 Touch achieving specific performance milestones. Additionally, Daniel Lansman and Anthony Bumbaca, the owners of 1 Touch, became president and senior vice president of Options Media, respectively, and each will receive (i) an annual base salary of $240,000, (ii) 5% commission from all revenues, less related expenses, received by Options Media from parties introduced to Options Media by them and prior customers of 1 Touch and (iii) a performance bonus based on 1 Touch achieving specific performance milestones. Furthermore, Mr. Lansman and Mr. Bumbaca will receive 18 months base salary in the event they are terminated without cause or for Good Reason as defined by their employment agreements. Mr. Lansman will also be appointed to the Options Media Board of Directors. In connection with this Merger Agreement, the Company issued 10,000,000 unregistered shares of common stock valued at $3,000,000. The shares were valued at the then recent contemporaneous offering price for a private placement of $0.30 per share. The Company is in process of determining the allocation of the purchase price totaling approximately $4,500,000.

On September 19, 2008, the Company granted 1,040,000 common shares to various employees for services. The stock is valued at the contemporaneous private offering price of $.30 per shares or $312,000.