Form 10-Q
period 2008-09-30
Options Media Group Holdings, Inc.
filed 2008-11-14
CIK 1413993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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
56,073,333 shares of common stock are issued and outstanding as of November 12, 2008.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

2

Consolidated Balance Sheets for September 30, 2008 (unaudited) and December 31, 2007

2

Consolidated Statements of Operations for the Three Months Ended
September 30, 2008 and 2007 and for the Nine Months Ended
September 30, 2008 and 2007 (unaudited)

3

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2008 and 2007 (unaudited)

4

Notes to Consolidated Financial Statement (unaudited)

5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

22

Item 4.       Controls and Procedures

22

Item 4T.      Controls and Procedures.

22

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

23

Item 1A.     Risk Factors.

23

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.        Defaults Upon Senior Securities.

23

Item 4.        Submission of Matters to a Vote of Security Holders.

23

Item 5.        Other Information.

23

Item 6.        Exhibits.

24

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$279,676	$47,245
Accounts receivable, net of allowance of $66,336 and $0, respectively	697,911	—
Prepaid expense	230,812	—
Other current assets	15,194	—
Total Current Assets	1,223,593	47,245

Property and equipment, net	179,242	—
Software, net	66,647	—
Goodwill	10,745,966	—
Intangible Assets, net	1,319,914	—
Other assets	35,300	—

Total assets	$13,570,662	$47,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$756,124	$23,987
Accrued expenses	278,417	541
Note payable	700,000	—
Deferred revenue	133,663	—
Obligations under capital leases	16,319	—
Other current liabilities	200,000	—
Due to related party	125,000	—

Total Current Liabilities	2,209,523	24,528

Stockholders' Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $.001 par value, 100,000,000 shares authorized, 56,073,333 and 30,398,148 issued and outstanding, at September 30, 2008 and December 31, 2007, respectively	56,073	30,398
Additional paid-in capital	13,039,451	60,852
Subscription receivable	(45,000)	—
Accumulated deficit	(1,689,385)	(68,533)

Total Stockholders' Equity	11,361,139	22,717

Total Liabilities and Stockholders' Equity	$13,570,662	$47,245

OPTION MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For theThree Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$908,544	$—	$950,478	$—
Cost of revenues	226,634	—	228,576	—

Gross profit	681,910	—	721,902	—

Operating expenses:
Server hosting and maintenance	179,471	—	198,337	—
Payroll and related costs and stock based compensation	519,113	—	1,216,339	—
Commissions	62,015	—	63,252	—
Information technology services	21,079	—	23,920	—
Advertising	11,200	—	11,631	—
Rent	28,102	500	30,940	500
Other general and administrative	666,973	1,464	780,710	2,005

Total operating expenses	1,487,953	1,964	2,325,129	2,505

Loss from operations	(806,043)	(1,964)	(1,603,227)	(2,505)

Other income (expense):
Interest income	1,379	—	1,379	—
Interest expense	(16,289)	—	(19,004)	—

Net loss	$(820,953)	$(1,964)	$(1,620,852)	$(2,505)

Net Loss Per Share Basic and Diluted	$(0.02)	$—	$(0.05)	$—

Weighted Average Shares Outstanding	43,533,369	26,206,321	35,074,333	8,831,434

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(1,620,852)	$(20,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,900	—
Amortization of intangible and software	128,879	—
Amortization of prepaid expense	49,999	—
Donated services and rent	7,209	—
Bad debt expense	34,330	—
Stock based compensation	877,965	—
Change in operating assets and liabilities:
Accounts receivable	60,865	(750)
Prepaid expense	(277,943)	(3,000)
Other current asset	64	—
Accounts payable and accrued expenses	233,497	(6,959)
Other current liability	200,000	—
Deferred revenue	604	—
Net Cash Used In Operating Activities	(293,483)	(31,005)
Cash Flows from Investing Activities:
Acquisition of business, net of cash acquired	(4,576,003)	—
Purchase of fixed assets	(7,115)	—
Net Cash Used in Investing Activities	(4,583,118)	—
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	5,324,100	87,500
Payments on notes payable	(1,200,000)	—
Proceeds from issuance of a note payable	900,000	—
Proceeds from related party	125,000	—
Principal payments on capitalized leases	(40,068)	—
Net Cash Provided by Financing Activities	5,109,032	87,500
Net Increase in Cash	232,431	56,495
Cash, Beginning of Period	47,245	—
Cash, End of Period	$279,676	$56,495
Supplemental Disclosures
Interest paid	$6,164	$—
Income taxes paid	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of a note payable in connection with the acquisition of business	$1,000,000	$—
Issuance of common stock in connection with the acquisition of business	$6,750,000	$—

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

On June 19, 2008, the Company effected an approximately 1-for 1.81 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation were approved by stockholders on June 18, 2008. All share and per share data in the accompanying consolidated financial statements has been retroactively adjusted to reflect the stock split.

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

Options was originally formed in Florida on February 22, 2000 under the name Options Newsletter, Inc. and is engaged in the design of custom email delivery solutions for commercial customers. On January 4, 2008, Options Newsletter, Inc. merged with and into Options Acquisition Sub, Inc., a newly formed, wholly-owned Delaware subsidiary of Customer Acquisition Network Holdings, Inc., a Delaware company (“CAN”), with Options being the surviving corporation. Options began selling advertising space within free electronic newsletters that it published and emailed to subscribers. Options also generated leads for customers by emailing its customers’ advertisements to various email addresses from within its database. Options is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. Options also manages and markets its customers’ lists and makes them available to advertisers who are trying to reach customers similar to theirs. During the nine months ended September 30, 2008, the majority of Options’ revenue was derived from being an ESP, but it continues to publish newsletters as well as email customer advertisements on a cost per lead generated basis.

On September 19, 2008, the Company completed a merger with 1 Touch Marketing, LLC (“1 Touch”). 1 Touch is an online direct marketing and data services company. 1 Touch was formed on October 23, 2003 as a limited liability company, in the State of Florida. 1 Touch offers its products and services to traditional advertising agencies and online marketing agencies. These resellers/agencies offer the 1 Touch’s products and services to their clients as a stand-alone marketing effort or as part of a larger multi-channel marketing campaign. 1 Touch also offers its products and services to a network of list brokers. These organizations market postal lists and offer its email marketing lists. 1 Touch generates revenue from its product lines, which include email marketing campaigns, lead generation and direct mail and postal lists.

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

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

The Merger consideration included $3 million in cash, a $1 million senior secured promissory note and 12.5 million shares of the Company’s stock valued at $0.30 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”).The total purchase price was $7,798,089 and includes the cash of $3,000,000, common stock valued at $3,750,000, legal fees of $48,089, and the $1,000,000 promissory note.

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

Current assets (including cash of $48,330)	$234,296
Property and equipment	122,535
Other assets (Software, net)	73,802
Goodwill	6,945,004
Other Intangibles	852,777

Liabilities assumed	(430,325)

Net purchase price	$7,798,089

Intangible assets acquired include Customer Relationships valued at $475,123, email data base valued at $340,154 and $37,500 for a covenant not to compete.

Goodwill is expected not to be deductible for income tax purposes.

Unaudited pro forma results of operations data as if the Company and Options had occurred as of June 27, 2007, the inception date, are as follows:

	The Company and Options For the nine months ended September 30, 2008	The Company and Options From June 27, 2007 (Inception Date) to September 30, 2007
Pro forma revenues	$2,140,993	$513,318
Pro forma loss from operations	$(2,849,707)	$72,542
Pro forma net loss	$(2,606,566)	$67,659
Pro forma loss per share	$(0.07)	$0.01
Pro forma diluted loss per share	$(0.07)	$0.01

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at inception date or June 27, 2007 and is not intended to be a projection of future results.

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Merger with 1 Touch

 On August 27, 2008, the Company entered into an Agreement and Plan of Merger with 1 Touch Marketing, LLC (the “1 Touch Merger Agreement”). The acquisition closed on September 19, 2008. Pursuant to the 1 Touch Merger Agreement, Options Media acquired all of the membership interests of 1 Touch in exchange for common stock of the Company and cash. The two owners of 1 Touch received their proportionate share of (i) $1,500,000 in cash, (ii) 10,000,000 shares of the Company’s common stock of which 1,000,000 shares have piggy-back registration rights, and (iii) the right to receive a maximum earn-out payment of 6,000,000 shares of the Company’s common stock based on 1 Touch achieving specific performance milestones. Additionally, Daniel Lansman and Anthony Bumbaca, the owners of 1 Touch, became president and senior vice president of the Company, respectively, and each will receive (i) an annual base salary of $240,000, (ii) 5% commission from all revenues, less related expenses, received by the Company from parties introduced to the Company by them and prior customers of 1 Touch and (iii) a performance bonus based on 1 Touch achieving specific performance milestones. Furthermore, Mr. Lansman and Mr. Bumbaca will receive 18 months base salary in the event they are terminated without cause or for Good Reason as defined by their employment agreements. Mr. Lansman was appointed to the Company’s Board of Directors. In connection with the 1 Touch Merger Agreement, the Company issued 10,000,000 unregistered shares of common stock valued at $3,000,000. The shares were valued at the then recent contemporaneous offering price for a private placement of $0.30 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”). The total purchase price was $4,597,209 and includes the cash of $1,500,000, common stock valued at $3,000,000, and the total direct cost from legal and accounting fees of $97,209.

The Company accounted for the 1 Touch Merger utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The Company is the acquirer for accounting purposes and 1 Touch is the acquired company. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of 1 Touch. The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $11,580)	$636,845
Property and equipment	62,353
Other assets	35,300
Goodwill	3,800,960
Other Intangibles	588,000

Liabilities assumed	(526,249)

Net purchase price	$4,597,209

Intangible assets acquired include Customer Relationships valued at $296,000 and email data base valued at $292,000.

Goodwill is expected not to be deductible for income tax purposes.

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Unaudited pro forma results of operations data as if the Company and 1 Touch had occurred as of June 27, 2007, the inception date, are as follows:

	The Company and 1 Touch For the nine months ended September 30, 2008	The Company and 1 Touch From June 27, 2007 (Inception Date) to September 30, 2007
Pro forma revenues	$4,293,123	$1,004,387
Pro forma (loss) income from operations	$(558,868)	$226,062
Pro forma net (loss) income	$(585,010)	$227,723
Pro forma (loss) income per share	$(0.02)	$0.03
Pro forma diluted (loss) income per share	$(0.02)	$0.03

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at inception date or June 27, 2007 and is not intended to be a projection of future results.

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the nine months ended September 30, 2008 and our financial position as of September 30, 2008 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements.

As reflected in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2008, the Company had a net loss of $ 1,620,852 and $293,483 of net cash used in operations. At September 30, 2008 the Company had a working capital deficiency of $985,930. Additionally at September 30, 2008, the Company had an accumulated deficit of $1,689,385.

However, these figures reflect only 99 days of its Options’ operations and 11 days of its 1 Touch’s operations. In addition, of the $1,620,852 of net loss for the nine months ended September 30, 2008, $877,965 consisted of non cash stock based compensation to certain employees and for legal fees. Historically, 1 Touch has been profitable and generated cash flow from operations. In October 2008, the Company received additional funds by way of private offering of approximately $500,000. Based on our historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Options Acquisition Sub, Inc. and 1 Touch Marketing. All material inter-company balances and transactions have been eliminated in consolidation.

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

Our unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Significant estimates include the valuation of accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The Company reviews the accounts receivable which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2008, management determined that an allowance is necessary which amounted to $66,336.

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

Software amortization expense for the nine months ended September 30, 2008 and 2007 was $8,015 and $0, respectively.

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Category	Lives
Furniture & fixtures	4.5 to 7 years
Computer hardware	2.5 to 5 years
Office equipment	2.5 to 7 years
Leasehold improvements	2.5 to 4.5 years

Depreciation expense for the nine months ended September 30, 2008 and 2007 were $11,900 and $0, respectively.

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with SFAS 142 “Goodwill and Other Intangible Assets” and records intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with SFAS 141 “Business Combinations”.

Customer relationships for its subsidiary, Options Acquisition Inc. are based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated life of the customer relationships.

Customer relationships for its subsidiary, 1 Touch, are amortized over the estimated life.

Email databases are amortized over the estimated life.

The non-compete intangible is amortized over the term of the agreement.

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired. The Company has elected to test for goodwill impairment annually. During the nine months ended September 30, 2008, the Company has determined that no adjustment to the carrying value of goodwill was required.

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

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenues for the Company sending direct emails of customer advertisements to our owned database or third party database of email addresses are recognized at the time the customer’s advertisement is emailed to recipients by the Company.

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

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

The Company offers lead generation programs to assist a variety of businesses with customer acquisition for the products and services they are selling. The Company pre-screens the leads through its online surveys to meet its clients’ exact criteria. Revenue from generating and selling leads to customers is recognized at the time of delivery and acceptance by the customer.

The Company compiles an exclusive internet responders’ postal mailing list. This list is sourced from online registration and individuals who have responded to the Company’s online campaigns. These consumers are responsive to offers and purchase products and services through online and offline channels. Revenue is recognized upon delivery of the postal list to customers with the exception of all sales with terms that allow the customer to review and choose the data the customer wants to utilize, whereby revenue is recognized upon delivery of the postal list and acceptance by the customer.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.

Segments

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During 2007 and 2006, the Company only operated in one segment; therefore, segment information has not been presented.

Recently Issued Accounting Standards

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

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets which were acquired from the acquisitions by the Company of Options and 1 Touch consist of the following (see Note 1):

September 30, 2008
Customer relationships	$771,123
Email database	632,154
Non-compete agreement	37,500
1,440,777
Accumulated amortization	(120,863)
Intangible assets, net	$1,319,914

Customer relationships for its subsidiary, Options, are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three year life of the customer relationships. Accordingly, this results in an accelerated amortization in which the majority of costs are amortized during the two year period following the acquisition date of the intangible.

Customer relationships for its subsidiary, 1 Touch, are amortized over the estimated life of two years.

The email database is amortized over the estimated life of three years.

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE 3 – INTANGIBLE ASSETS (continued)

The non-compete intangible is being amortized over the remaining term of the agreement, which is 1.50 years.

The weighted average amortization period on total is approximately 2.70 years.

Amortization expense for the nine months ended September 30, 2008 was $120,863.

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

On July 18, 2008, the Company borrowed $900,000 and used the proceeds (and existing cash) to prepay the CAN Note. The $900,000 loan pays 7% per annum interest and is secured by a first lien of all of the Company’s assets and a pledge of the common stock of Options. On August 14, 2008, the lender extended the due date of the $900,000 loan from September 18, 2008 to July 31, 2009. As of September 30, 2008, the principal balance and accrued interest on this note amounted to $700,000 and $11,123, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Capital Structure

The Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock having a par value of $0.001 per share.

Common Stock

On June 19, 2008, the Company effected an approximately 1-for 1.8148 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation were approved by stockholders on June 18, 2008.

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

On June 23, 2008, in connection with the Merger Agreement with Options, the Company issued 12,500,000 shares of common stock valued at $0.30 per share or $3,750,000. The Company valued these common shares at the fair market value on the date of grant based on the recent selling price of the Company’s common stock.

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

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Simultaneous with the Merger, on June 23, 2008, the Company issued 2,250,000 shares pursuant to an employment agreement with Scott Frohman, the Company’s CEO. Mr. Frohman was granted 2,250,000 shares of common stock, not subject to forfeiture, and a 10-year option to purchase 2,500,000 shares of common stock at $0.30 per share, vesting in 24 equal monthly installments. For accounting purposes, the Company valued these shares at the fair market value on the date of grant at $0.30 per share or $675,000 based on the recent selling price of the Company’s common stock. The $675,000 was expensed on the grant date since the shares were fully vested on the grant date.

The former Chief Executive Officer and Chief Financial Officer of the Company previously provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. During the nine months ended September 30, 2008, $5,767 in donated services and $1,442 in donated rent were charged to operations and recorded against additional paid in capital.

Between July 2008 and September 2008, the Company issued 5,383,333 shares of common stock at $0.30 per unit pursuant to a private placement which generated net proceeds of approximately $1,570,000 and a subscription receivable of $45,000. In connection with this private placement, the Company issued three year detachable warrants to purchase 2,691,666 shares of common stock exercisable at $0.50 per share. In connection with these private placements, the Company issued 255,000 shares of common stock as finder’s fee which was recorded at par value.

On July, 2, 2008, the Company agreed to issue 300,000 shares of common stock in connection with legal services rendered. The Company valued these shares at the fair market value on the date of grant at $0.30 per share or $90,000 based on the recent selling price of the Company’s common stock and expensed the $90,000 as legal fees.

On September 19, 2008, in connection with the Merger Agreement with 1 Touch, the Company issued 10,000,000 shares of common stock valued at $0.30 per share or $3,000,000. The Company valued these common shares at the fair market value on the date of grant based on the recent selling price of the Company’s common stock.

On September 19, 2008, the Company granted 1,040,000 shares of common stock to various employees for services. The common stock vests in equal annual increments over a three year period subject to continued service as an employee of the Company on the applicable vesting date. Accordingly, the shares are not considered outstanding as of September 30, 2008. In connection with this grant, the Company recognized stock based expense of $4,333 for the nine months ended September 30, 2008.

Stock Options

On June 23, 2008, in connection with an employment agreement with the Company’s CEO, the Company granted a 10-year option to purchase 2,500,000 shares of common stock at $0.30 per share, vesting in 24 equal monthly installments. The 2,500,000 options were valued on the grant date at $0.30 per option or a total of $747,248 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of 10 years, and a risk free interest rate of 4.19%. For the nine months ended September 30, 2008, the Company recorded stock based compensation expense of $100,696. At September 30, 2008, there was approximately $647,000 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

On July 11, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Strategic Officer. Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options which are exercisable at $0.50 per share, of which 25,000 of these options vested after three months and the remaining options will vest in equal quarterly increments over a three-year period, subject to continued employment on the applicable vesting date. These options were valued on the grant date at $0.29 per option or a total of $29,302 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical

OPTIONS MEDIA GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

volatility), expected term of four years, and a risk free interest rate of 3.27%. For the nine months ended September 30, 2008, the Company recorded stock based compensation expense of $7,936. At September 30, 2008, there was approximately $21,000 or total unrecognized compensation expense related to non-vested option-based compensation.

NOTE 6 – CONCENTRATIONS

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

Concentration of Revenues

During the nine months ended September 30, 2008, five individual customers accounted for 47% of revenues. During the nine months ended September 30, 2007, the Company had no revenues.

Concentration of Accounts Receivable

As of September 30, 2008, three customers accounted for 28% of total accounts receivable.

NOTE 7 – RELATED PARTY TRANSACTION

In September 2008, the Company borrowed $125,000 from a shareholder of the Company. The related party loan is non interest bearing and is payable on demand. In October 2008, the Company paid off this related party loan amounting to $125,000.

NOTE 8 - SUBSEQUENT EVENTS

Since September 30, 2008, the Company has sold 1,666,666 units at $0.30 per unit and received gross proceeds of $500,000. In connection with this private placement, the Company issued three-year warrants to purchase 833,333 shares of common stock exercisable at $0.50 per share.

In October 2008, the Company paid off a related party loan amounting to $125,000.

In October 2008, the Company entered into an employment agreement with its Chief Information Officer. Pursuant to the employment agreement, the Company granted 200,000 shares of restricted stock, which vest in equal annual increments over a three year period subject to continued service as an employee of the Company. In connection with this grant, the Company will recognize stock based expense over the vesting period on the applicable vesting dates.

In October 2008, the Company paid $200,000 principal amount under the 7% promissory note issued in July 2008.

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

On September 19, 2008, the Company completed a merger with 1 Touch Marketing, LLC (“1 Touch”). Pursuant to the Merger Agreement, Options Media acquired all of the membership interests of 1 Touch in exchange for common stock of Options Media and cash. The 1 Touch Merger is being accounted for as a purchase method acquisition pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations.” Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and 1 Touch is the acquired company.

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

1 Touch is an online direct marketing and data services company. 1 Touch offers its products and services to traditional advertising agencies and online marketing agencies. These resellers/agencies offer the 1 Touch’s products and services to their clients as a stand-alone marketing effort or as part of a larger multi-channel marketing campaign. 1 Touch also offers its products and services to a network of list brokers. These organizations market postal lists and offer its email marketing lists. 1 Touch generates revenue from its product lines, which include email marketing campaigns, lead generation and direct mail and postal lists.

For the nine months ended September 30, 2008, we had a net loss of $ 1,620,852 and $293,483 of net cash used in operations. At September 30, 2008 we had a working capital deficiency of $985,930. Additionally at September 30, 2008, we had an accumulated deficit of $1,689,385.

However, these figures reflect only 99 days of its Options Acquisition’s operations and 11 days of its 1 Touch’s operations. In addition, of the $1,620,852 of net loss, $877,965 consisted of non cash stock based compensation to certain employees and for legal fees. Historically, 1 Touch has been profitable and generated cash flow from operations. In October 2008, the Company received additional funds by way of private offering of approximately $500,000. Based on our historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

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

Revenues for the Company sending direct emails of customer advertisements to our owned database or third party database of email addresses are recognized at the time the customer’s advertisement is emailed to recipients by the Company.

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

The Company offers lead generation programs to assist a variety of businesses with customer acquisition for the products and services they are selling. The Company pre-screens the leads through its online surveys to meet its clients’ exact criteria. Revenue from generating and selling leads to customers is recognized at the time of delivery and acceptance by the customer.

The Company compiles an exclusive Internet responders’ postal mailing list. This list is sourced from online registration and individuals who have responded to the Company’s online campaigns. These consumers are responsive to offers and purchase products and services through online and offline channels. Revenue is recognized upon delivery of the postal list to customers with the exception of all sales with terms that allow the customer to review and choose the data the customer wants to utilize, whereby revenue is recognized upon delivery of the postal list and acceptance by the customer.

Results Of Operations

We were incorporated on June 27, 2007 and launched our prior business in July 2007. Accordingly, almost no comparisons exist for the prior period. On June 23, 2008, we completed the Merger, pursuant to which a wholly-owned subsidiary of ours merged with and into Options, with Options being the surviving company. In connection with this Merger, we discontinued our former business and succeeded to the business of Options as our sole line of business. In addition, on September 19, 2008, we completed a merger with 1 Touch. Pursuant to the 1 Touch Merger Agreement, we acquired all of the membership interests of 1 Touch in exchange for common stock of the Company and cash. Accordingly, our operations reflect only 99 days of Options and 11 days of 1 Touch’s operations during the nine months ended September 30, 2008. Readers should see Note 1 to our Consolidated Financial Statements and review the pro forma information for the nine months ended September 30, 2008.

Net Revenues. For the three and nine months ended September 30, 2008, we recognized net revenues of $908,544 and $950,478. For the three and nine months ended September 30, 2008, advertising revenues and list management revenues accounted for 55% and 45% of our total net revenue, respectively. The majority of those revenues was derived from our ESP business, which offers customers an email delivery platform to create, send and track email campaigns. Revenues from Options represented approximately 85% and 86% of our total revenues for the three and nine months ended September 30, 2008, respectively, and revenues from 1 Touch represented approximately 15% and 14% of our total revenues for the three and nine months ended September 30, 2008.

Cost of Revenues. Cost of revenues was $226,634 and $228,576 for the three and nine months ended September 30, 2008 which we did not have comparable costs during the three and nine months ended September 30, 2007. Costs of revenues are primarily attributable to the list management business in which we share revenue with our list owner clients which consist of 45% of our total revenue as discussed above. For the three and nine months ended September 30, 2008, approximately 78% and 22% of our total cost of revenues were attributable to Options and 1 Touch, respectively.

Operating Expenses. Total operating expenses for the Company for the three months ended September 30, 2008 and 2007 were $1,487,953 and $1,964, respectively. Total operating expenses for the nine months ended September 30, 2008 and 2007 were $2,325,129 and $2,505, respectively and consisted of the following:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Server hosting and maintenance	$179,471	$198,337
Payroll and related costs and stock based compensation	519,113	1,216,339
Commissions	62,015	63,252
Information technology services	21,079	23,920
Advertising	11,200	11,631
Rent	28,102	30,940
Other general and administrative	666,973	780,710
Total	$1,487,953	$2,325,129

“The numbers in the chart for 2008 reflect 99 days of Options Acquisition and 11 days of 1 Touch’s operating history effective with the Mergers. For further information on the operations of Options and 1 Touch, see the unaudited pro forma results of operations in Note 1 to the Company’s Consolidated Financial Statements.”

Server Hosting and Maintenance Expense. Server hosting and maintenance expenses for the three and nine months ended September 30, 2008 were $179,741 and 198,337, respectively. This expense was primarily due to use of bandwidth needed for our large volume email marketing clients.

Payroll Expenses. Payroll expenses, which consist of payroll employer taxes, payroll processing fees, salaries and stock based compensation for the three and nine months ended September 30, 2008 totaled $519,113 and $1,216,339, respectively. For the three and nine months ended September 30, 2008, we recorded non-cash expenses of $105,675 and $787,965, respectively, related to stock-based compensation expense which is primarily attributable to shares issued and stock options granted to our chief executive officer and chief information officer pursuant to employment agreements.

Commissions Expenses. Commissions expenses, which are calculated based upon a percentage of the revenue volume generated by our salespersons, totaled $62,015 and $63,252 for the three and nine months ended September 30, 2008, respectively.

Information Technology Services Expenses. Information technology services expenses, which includes consulting fees for continued expansion of our technological infrastructure, totaled $21,079 and $23,920 for the three and nine months ended September 30, 2008, respectively.

Advertising Expenses. Advertising expenses represent our promotional expenses to generate leads. Advertising expenses totaled $11,200 and $11,631 for the three and nine months ended September 30, 2008, respectively.

Rent Expense. Rent expenses totaled $28,102 for the three months ended September 30, 2008, as compared to $500 for the three months ended September 30, 2007, an increase of $27,602. Our rent expenses totaled $ 30,940 for the nine months ended September 30, 2008, as compared to $500 for the nine months ended September 30, 2007, an increase of $30,440. During the three and nine months ended September 30, 2007, we recognized $500, of donated rent provided by our former CEO and CFO. We are in the process of moving our offices into 1 Touch’s offices.

Other General and Administrative. Other general and administrative expenses, which consist of utilities, office supplies, office expenses, insurance, professional fees as well as travel, meals and entertainment and general operating expenses totaled $666,973 for the three months ended September 30, 2008, as compared to $1,964 for the three months ended September 30, 2007, an increase of approximately $665,000. Our operating expenses totaled $780,710 for the nine months ended September 30, 2008, as compared to $2,505 for the nine months ended September 30, 2007, an increase of approximately $778,000. This increase is primarily attributable to an increase in operations, continued expansion of our services and the expected overall growth in our business as a result of our acquisition of Options and 1 Touch.

Loss from Operations. Losses from operations totaled $806,043 for the three months ended September 30, 2008, as compared to $1,964 for the three months ended September 30, 2007, an increase of approximately $804,000. Losses from operations totaled $1,603,227 for the nine months ended September 30, 2008, as compared to $2,505 for the nine months ended September 30, 2007, an increase of approximately $1,601,000.

Interest Expense. Interest expense totaled $16,289 and $19,004 for the three and nine months ended September 30, 2008, respectively, as compared to $0 for the three and nine months ended September 30, 2007. The increase is primarily attributable to the issuance of note payable to CAN in connection with the merger on June 23, 2008. On July 18, 2008, we borrowed $900,000 and paid off the CAN Note. The $900,000 loan pays 7% per annum. As of November 13, 2008, the balance of the $900,000 loan was $300,000.

Net Loss. We recorded net loss of $820,953 for the three months ended September 30, 2008 as compared to $1,964 for the three months ended September 30, 2007. We recorded net loss of $1,620,852 for the nine months ended September 30, 2008 as compared to $2,505 for the nine months ended September 30, 2007.

Liquidity And Capital Resources

Net Cash Used in Operations. Net cash used in operating activities totaled $293,483 for the nine months ended September 30, 2008 and was primarily attributable to our net losses of $1,620,852, offset by stock based expense of $877,965, depreciation and amortization of $190,778, bad debt expense of $34,330, donated services and rent of $7,209 and add back changes in assets and liabilities of $217,087, which includes $60,865 of accounts receivable, $(277,879) of prepaid expenses and other current asset, $233,497 of accounts payable and accrued expense, $200,000 of other current liability and $604 of deferred revenue. Net cash used in operating activities totaled $31,005 for the nine months ended September 30, 2007 and was primarily attributable to our net loss of $20,296 offset by changes in assets and liabilities of $10,709, which includes $(750) of accounts receivable, $(3,000) prepaid expense and $(6,959) accounts payable and accrued expenses.

Net Cash Used In Investing. Net cash used in investing activities was $4,583,118 for the nine months ended September 30, 2008 as compared to $0 for the nine months ended September 30, 2007. The primary use of the cash for the period was for the purchase of Options and 1 Touch, our two newly acquired subsidiaries.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $5,109,032 for the nine months ended September 30, 2008 as compared to $87,500 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash provided by financing activities was primarily attributable to net proceeds received from the sale of our common stock and issuance of a note payable of $5,324,100 and $900,000 respectively. We also received proceeds of $125,000 from a related party and made payments on notes payable of $1,200,000.

We have limited working capital and will need to raise $1,000,000 in working capital to support our operations for the next 12 months including an additional $500,000 to pay a loan which is due in July 2009. We are actively seeking to grow our business through acquisitions and expect that part of the consideration will be cash. We cannot predict the amount of cash we will need for acquisitions if we are able to complete any acquisitions. If we are able to raise additional working capital, it is likely to be dilutive to our existing shareholders. Additionally, we may issue substantial equity in connection with any acquisitions which will be dilutive as well.

FORWARD-LOOKING STATEMENTS

The statements in this Report relating to our liquidity and the making of any acquisitions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, our ability to integrate 1 Touch, resolve any contractual issues with any acquisition targets and the condition of the global credit and capital and financial markets. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 8-K filed June 23, 2008.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2008, the Company made no changes in the control procedures related to financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibit Number	Description
2.1

Agreement of Merger and Plan of Reorganization by and among Options Media Group Holdings, Inc., Options Acquisition Sub, Inc., Customer Acquisition Network Holdings, Inc. and Options Acquisition Corp. (1)

2.2	Certificate of Merger, merging Options Acquisition Corp. with and into Options Acquisition Sub, Inc. (1)
2.3	Agreement and Plan of Merger by and among Options Media Group Holdings, Inc., Options Media Acquisition LLC and 1 Touch Marketing, LLC (2)
2.4	Certificate of Merger, merging Options Media Acquisition LLC with and into 1 Touch Marketing, LLC (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Certificate of Amendment (1)
3.3	Certificate of Change (1)
3.4	Bylaws (4)
3.5	Amendment to Bylaws (5)
10.1	Scott Frohman Employment Agreement (1)
10.2	Amendment to Scott Frohman’s Employment Agreement (3)
10.3	Steve Stowell Employment Agreement
10.4	Daniel Lansman Employment Agreement
10.5	Anthony Bumbaca Employment Agreement
10.6	Brandon Rosen Employment Agreement
10.7	7% Senior Secured Promissory Note – GRQ Consultants, Inc. 401K (2)
10.8	Promissory Note Modification Agreement – GRQ Consultants, Inc. 401K (3)
10.9	Form of Subscription Agreement (1)
10.10	Form of Warrant (1)
10.11	2008 Equity Incentive Plan (1)
10.12	Form of 2008 Incentive Stock Option Agreement (1)
10.13	Form of 2008 Non-Qualified Stock Option Agreement (1)
10.14	Form of Directors and Officers Indemnification Agreement (1)
10.15	Hagai Shechter Settlement and Release Agreement
10.16	Form of Restricted Stock Agreement
31.1	Certification of Principal Executive Officer (Section 302)
31.2	Certification of Principal Financial Officer (Section 302)
32.1	Certification of Principal Executive Officer (Section 906)
32.2	Certification of Principal Financial Officer (Section 906)

———————

(1)

Contained in Form 8-K filed on June 25, 2008.

(2)

We have omitted schedules which are not required to be filed and will furnish a copy to the SEC upon request.

(3)

Contained in Form 10-K filed on October 6, 2008.

(4)

Contained in Form Sb-2 filed on November 8, 2007.

(5)

Contained in Form 8-K filed on September 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

	By:	/s/ Scott Frohman
November 14, 2008		Scott Frohman
Chief Executive Officer

	By:	/s/ Steve Stowell
November 14, 2008		Steve Stowell
Chief Financial Officer