Form 10-K
period 2008-12-31
Options Media Group Holdings, Inc.
filed 2009-04-01
CIK 1413993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from:

———————

Options Media Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	333-147245	26-0444290
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

123 NW 13th Street, Suite 300, Boca Raton, Florida 33432

(Address of Principal Executive Office) (Zip Code)

(561) 368-5067

(Registrant’s telephone number, including area code)

240 Old Federal Highway, Suite 100, Hallandale, Florida 33009

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,592,400 based on 45,307,999 shares held by non-affiliates at $0.30 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 58,457,999 shares of common stock outstanding as of March 30, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

INDEX

PART I

Item 1.          Business

1

Item 1A.       Risk Factors

6

Item 1B.       Unresolved Staff Comments.

6

Item 2.          Properties.

6

Item 3.          Legal Proceedings.

7

Item 4.          Submission of Matters to a Vote of Security Holders

7

PART II

Item 5.          Stockholder Market For Registrant’s Common Equity, Related Matters and
Issuer Purchases of Equity Securities

8

Item 6.          Selected Financial Data.

8

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

8

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

20

Item 8.          Financial Statements and Supplementary Data.

20

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

20

Item 9A(T).  Controls and Procedures.

20

Item 9B.       Other Information.

21

PART III

Item 10.        Directors, Executive Officers and Corporation Governance.

22

Item 11.        Executive Compensation.

24

Item 12.        Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

27

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

28

Item 14.        Principal Accountant Fees and Services.

28

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

29

SIGNATURES

30

PART I

Item 1.

Business

Company Overview

Options Media Group Holdings, Inc. (“Options Media”) is a multi-channel marketing firm specializing in the acquisition and retention of customers through direct and digital marketing programs. Options Media does business through its two wholly-owned subsidiaries: 1Touch Marketing, LLC (“1 Touch”) and Options Acquisition Sub, Inc. (“Acquisition Sub”).

Options Media enables marketers to reach new prospects through a multichannel database of over 150-million consumer and 21-million business records for opt-in e-mail, SMS and postal marketing. Additionally, Options Media offers web-based customized lead generation. Options Media is one of the first companies in the nation to offer Video Search Engine Optimization (“SEO”) with SMS keyword marketing. This technology enables marketers to obtain prime positioning in organic web searches and then provide an immediate interactive response mechanism.

Option Media’s e-mail service provider (“ESP”) platform provides marketers with the ability to create, send and track e-mail messages to their subscriber database text messaging.

Options Media Group- Email Service Provider Platform

Options Media’s ESP services provide a platform for marketers to communicate with subscribers within their customer database.

Options Media provides three levels of ESP services:

Do-It-For Me Complete ASP solution

Options Media provides all the software, hardware, bandwidth, IP addresses, and everything else you need to tap into top-of-the-line professional e-marketing. With just a username and password customers can upload and manage subscribers, review and upload campaign creatives, track results and more.

Guide Me Consultation Services

No matter where a customer is in the e-mail marketing spectrum, Options Media can provide professional insight with seasoned experts in Marketing Insight, Strategy Guidance, Best Practices, Content Writing, Creative Design and more.

Do-It-Yourself Stand-Alone Software

If a customer prefers to keep all of their marketing efforts in house, Options Media can still help them with technology.  Options Media can install, set up, and maintain the software platform and then help customers manage it as their company grows or objectives change. Ideal for those with their own hardware, bandwidth, IP addresses and infrastructure.

Features of the Options Media ESP service:

:: Account Services

•

Flexible service packages (full service, self service & hybrid plans available)

•

Hosted & non-hosted solutions available

•

Dedicated account management team

•

24/7 customer support

•

Training & ongoing product education

•

Deliverability support & list hygiene

•

Best practice recommendations

•

Integration & API customization

:: Data Management

•

State of the art data security

•

Database/list management

•

Real-time data imports

•

Suppression list management

•

Global bounce merge/purge

•

E-mail & data cleansing

•

List segment parameters

:: Deliverability

•

Automated unsubscribe/bounce management

•

Complaint management

•

Dedicated IPs & domains

•

E-mail best practice implementation:

:: SPF, Sender ID, DKIM

•

Feedback loop enrollment

•

Personalization & dynamic content deployment

•

Compliance education

•

Auto responder & trigger

•

Based e-mail capabilities

:: Analytics

•

Market segmenting

•

Targeting capabilities

•

Extensive tracking & reporting

:: Customizable Parameters

•

Image hosting

•

Forward-a-friend

•

Template library

2

•

Schedule a one time email drop, or schedule recurring targeted messaging

•

Customized creative and design services

•

Suppression list management

•

Global bounce merge/purge

•

E-mail & data cleansing

•

List segment parameters

Database Services

Options Media offers matching records for e-mail, postal and SMS Mobile Marketing. Our database comprises 150-million records for consumers and 20-million records for businesses.

Options Media enables marketers to micro-target their prospect universes with over 700 lifestyle, and demographic factors for consumer marketing and over 18,000 SIC codes and 600+ job titles for businesses.

Opt-in Email

Options Media offers full-service opt-in e-mail marketing from creative design to custom list creation to deployment and tracking.

To promote our list rental services, we place list information on our website as well as onto the three major list engines: Nextmark, SRDS and MIN. To further enhance incoming interest in list rentals, we have contracted to become a Preferred Provider on Nextmark thus ensuring priority placement in list search results.

Options Media has received press coverage on our lists in both DM News and Direct Marketing Magazine in both e-newsletters and print editions.

eMarketer estimates e-mail ad spending will reach $488 million in 2009, up from $472 million in 2008.

SMS Mobile Marketing

Options Media offers two types of SMS Mobile Marketing:

•

SMS Mobile Marketing PUSH

•

SMS Mobile Marketing PULL

SMS Mobile Marketing PUSH- This is a message sent to a list similar to that of opt-in email. These recipients have agreed to receive advertising on their cell phones for messages of interest. The message is broadcast, or pushed out, to cell phone numbers on our SMS database.

In SMS Mobile Marketing there are two types of messaging:

•

Text messaging

•

WAP messaging

Text messaging is informational only with no live links.

WAP (or wireless web) messaging offers live web links or click to talk interactivity.

SMS Mobile Marketing PULL- This type of messaging is initiated by the user in response to an advertising prompt to text in a specific keyword a short code phone number. Most people will recognize this type of messaging to be similar to that of the TV show “American Idol” or similar shows where viewers text in to vote. Once a respondent has texted in, they receive an auto-responder message with discount, promotional or other information on their cell phones.

In an article published January 12, 2009 in Ad Age Magazine they reported, “according to estimates, mobile marketing will grow from $708 million in overall revenue this year to $2.2 billion in 2012 -- a compound annual growth rate of 26%.”

Appending

Options Media can append postal customer files for e-mail or SMS contact information. Our appending service accurately matches usable, deliverable e-mail and SMS addresses to an existing customer database. Appending rapidly and cost-effectively expands the reach of a customer database and lowers the cost per contact. A customer database is matched to our database of 200 million names. When a match is found it is flagged.  A comprehensive Welcome Program is embarked upon over a 3-week time frame, in which e-mail, post card or text messages are sent to the new database of flagged records. All undeliverable and unsubscribed are no longer used. Once the file is determined to be usable and deliverable, the append is complete.

Lead Generation

Options Media offers custom lead generation programs. These programs are custom-created for each advertiser to accomplish their specific lead generation goals. Parameters are set by which leads are screened and only those matching the set criteria are sent to each advertiser.

Our lead generation programs focus primarily on two industry sectors:

•

Consumer products & services

•

Educational products & services

Within each sector, we work with a very diverse universe of advertisers each looking to expand its prospecting via web-based advertising.

To generate these leads, we work with web publishers to place banner ads and also build out web portals that take a prospect through a lead generation path from banner to data capture form.

The Interactive Advertising Bureau and PricewaterhouseCoopers LLP (“PWC”) announced that Internet advertising revenues reached almost $5.9 billion for the third quarter of 2008, representing an 11 percent increase over the same period in 2007. David Silverman, a partner at PWC, added that, "a weakening economy will continue to be a challenge to all forms of advertising-supported media. However, the Internet should be better poised to withstand the storm given its ability to combine performance-based advertising along with broad-based branding."

Video Search Engine Optimization

Unlike SEO for one specific website, Video SEO places up to 20 separate custom-created videos for a company onto the major search engines such as Google Video, Yahoo video, AOL Video, MSN Video, MediaCafe, You Tube and others. Each video is optimized with specific keywords according to a proprietary software analytic that seeks out the best performing keywords for industry sectors. The result is that an advertiser can achieve top placements in online search engines multiple times for specific keywords. This enables an advertiser to literally own or dominate their industry in organic searches for their keywords.

While other companies offer Video SEO, Options Media is one of the very few to additionally offer advertisers the ability to tag their online videos with SMS keyword, or PULL marketing. This merging of technologies enables advertisers to achieve a great deal of visibility and then provide an instantaneous response mechanism for interactivity with prospects.

eMarketer estimates that online-video advertising will increase 44.9% to $850 million in 2009, a growth rate that promises to stay strong through 2013, when the market is expected to be $4.6 billion.

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

Employees

As of March 27, 2008, we employed a total of 64 employees all of which are full time employees. None of our employees are represented by a labor union and we believe that our relations with our employees are good.

Research and Development

We had no research and development expenses in 2007 and 2008.

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

•

Requiring that the sender includes a valid postal address in the e-mail message.

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

Corporate History and Acquisitions

Heavy Metal, Inc. was incorporated in the State of Nevada on June 27, 2007 to serve as a mineral exploration company focused on the acquisition and development of a portfolio of uranium properties.  On June 19, 2008, Heavy Metal changed its name to Options Media Group Holdings, Inc.  On June 23, 2008, Options Media acquired Acquisition Sub., which contained the business of Options Newsletter, Inc. (“Options Newsletter”).  All of the pre-merger assets and liabilities of Options Media were transferred to David Harapiak, the prior president of Options Media, in exchange for the cancellation of his ownership in Options Media.  Customer Acquisition Network Holdings, Inc., now known as interCLICK, Inc., the former parent of Acquisitions Sub, received 12,500,000 shares of Options Media common stock and is Option Media’s largest shareholder.

Options Newsletter is the predecessor of Acquisition Sub and was formed in Florida on February 22, 2000. Options Newsletter was acquired by interCLICK, Inc. on January 4, 2008.

On September 19, 2008, Options Media acquired 1 Touch for 10,000,000 shares of common stock of Options Media and $1,500,000. Additionally, the former owners of 1 Touch acquired the right to receive a maximum earn-out payment of 6,000,000 shares of Options Media common stock based on 1 Touch achieving specific performance milestones.

Item 1A.

Risk Factors.

Not applicable for smaller reporting companies.

Item 1B.

Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development departments, are presently located in Boca Raton, Florida in a leased office building of approximately 10,400 square feet. The monthly cost of the lease is approximately $17,000, and the lease expires in December 2010.

Item 3.

Legal Proceedings.

We are not currently subject to any legal proceedings. From time to time, we have been party to litigation matters arising in connection with the normal course of our business, none of which has or is expected to have a material adverse effect on us.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Stockholder Market for Registrant’s Common Equity, Related Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “OPMG”. The last reported sale price of our common stock as reported by the Bulletin Board on March 30, 2009 was $0.36 per share. As of that date, there were 149 holders of record. The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board.

Year	Quarter Ended	Bid Prices
		High	Low
2008	December 31, 2008	$1.80	$0.70
	September 30, 2008 (1)	$5.51	$1.35

———————

(1)

Our common stock began trading on the Bulletin Board on July 11, 2008.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In 2008, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder which have not been previously reported, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance

Investors	October 18, 2008	1,666,666 shares and 833,333 three-year warrants exercisable at $0.50 per share	Working capital

Item 6.

Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Options Media is an e-mail services provider for on-demand e-mail marketing to create, send, and track professional and permission-based e-mail marketing campaigns. Options Media provides clients with access to software, hardware, bandwidth, and exclusive domains and IP addresses, as well as the ability to upload and manage subscribers, and review and upload campaigns and track results for a 360-degree full-service customer marketing solution. Additionally, we are a leading provider of precision direct marketing solutions including e-mail marketing, SMS/mobile marketing, SMS/keyword marketing, custom lead generation and creative services. Our vast array of services and technologies enable marketers to identify, target, reach and build relationships with both consumers and businesses.

During 2008, we have accomplished significant milestones, including:

•

On June 23rd, we acquired the business for $3,000,000, a $1,000,000 note and 12,500,000 shares of common stock. The seller retained a 31.1% interest in us which has been reduced to approximately 14.4%. We also paid the $1,000,000 note;

8

•

We have raised $5,824,000, net off offering costs in equity, providing us with the funds to complete two acquisitions and operate our business;

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

•

Significant changes in performance relative to expected operating results

•

Significant changes in the use of the assets or the strategy of our overall business

•

Significant industry or economic trends

As determined in accordance with SFAS No. 142, if the carrying amount of goodwill of a reporting unit exceeds its fair value, the impairment loss is measured as the amount by which the goodwill carrying amount exceeds the implied fair value of goodwill.  In accordance with SFAS No. 144, in determining if impairment of a long-lived asset exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  The impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

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

Results of Operations

Since our inception on June 27, 2007 to December 31, 2007, we had never generated any revenues and we have incurred losses totaling $68,533. Prior to June 23, 2008, we were in the development stage since our formation, without material assets or activities. Upon the consummation of the June 23, 2008 business combination discussed earlier, we exited the development stage. Because we had no material operations in 2007, the following discussion relates to our results of operations beginning with our acquisition on June 23, 2008. See Item 8, “Financial Statements and Supplementary Data, Note 1” for certain information relating to our pro forma revenues.

Revenue:

Our revenue for the year ended 2008, was $3,370,790. 1 Touch’s revenue after the acquisition date September 19, 2008 to December 31, 2008 was $1,978,390 after adjusting for inter-company revenue of approximately $69,000. Acquisition Sub’s revenues after the acquisition date June 23, 2008 to December 31, 2008 was $1,392,400. Our revenue by product is shown in the table below.

Year ended December 31, 2008
Product	Percentage of Total Revenue

E-mail	30%
Leads	24%
ESP	23%
List	19%
Other	4%

In the future, we expect our revenue to grow substantially. In 2009, we will begin reporting a full 12 months of revenue for both Acquisition Sub and 1Touch. Additionally, we expect year over year growth in all our product lines. However, we expect larger growth in the SMS product line, and the Video SEO product will start producing revenue in 2009. We anticipate that the lead products and list management will be a lesser percentage of total revenue in the future.

Cost of Revenue

The cost of revenue for the year ended December 31, 2008, was $1,308,753, which was 39% of revenue. The cost of revenue include fees due to list owners for the use of their data in list management advertising campaigns, outsourced leads, and outsourced data and data services. The cost of revenue will increase in the future as we grow our revenue. However, we expect the cost of revenue as a percentage of revenue will remain at approximately 39%

Operating Expenses:

Sever hosting and technology services for the year ended December 31, 2008, were $573,432 which consist of outsourced hosting, outsourced server costs, and other technology costs required to operate our ESP and list management product lines. These costs will increase as our combined list management and ESP revenue increase. During 2008, these costs averaged 41% of ESP and list management revenue. In the future, we anticipate that these costs as a percentage of combined list management and ESP revenue may show slight improvements as our revenue grows for these products.

Compensation and related costs for the year ended December 31, 2008 were $2,611,622.and include salaries and related costs such as payroll taxes. In addition, this expense includes non-cash stock base compensation of $1,114,840 (including $4,500 recorded as a liability at December 31, 2008). The stock compensation represents expenses for Director fees of $150,000, expenses for services of approximately $679,500, employee restricted stock grants for services of $32,650 and the fair value of options grants of $252,689 for employee services.

Commission expense for the year ended December 31, 2008, was $397,756 which represent the amounts we incurred for sales commissions on the sales we made for the year ended December 31, 2008. This expense will increase as we grow our revenues.

Advertising expense for the year ended December 31, 2008, was $84,419. This expense primarily consists of expenses to attend trade shows which include travel expenses and trade show fees. We expect this expense to increase as we will incur a full 12 months of expenses in the future.

Rent expense for the year ended December 31, 2008 was $75,975. During 2008, we rented an office in Hallendale, Florida and two office facilities in Boca Raton, Florida. At December 31, 2008, we consolidated our operations into one facility in Boca Raton at a monthly rental cost of approximately $17,000.

Bad debt expense for the year ended December 31, 2008, was $136,451. The Company reviews the accounts receivable which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues.  During the year ended December 31, 2008, the Company determined that a bad debt provision was required.

Loss on disposal of assets for the year ended December 31, 2008, was $36,585. The Company’s headquarters were relocated from Hallendale, Florida to Boca Raton, Florida. Leasehold improvements and certain furniture and fixtures were disposed.

Other general and administrative expense for the year ended December 31, 2008, was $1,764,113. The major items included in other general and administrative expense are approximately $650,000 for consulting and professional services, (which includes $90,000 of stock-based fees) an asset impairment charge of approximately $283,000 and amortization of intangible assets of $289,961.

Other income (expense) for the year ended December 31, 2008, was ($32,179). This included $2,363 for interest income and $34,542 of interest expense on notes and capital leases.

The Company recognized an income tax benefit of $213,597 relating to the book-tax basis differences of certain acquired assets and assumed liabilities of the 1 Touch business acquisition.

The net loss for the year ended December 31, 2008, was $3,436,898, and the net loss per share basic and diluted was $0.08.

Liquidity and Capital Resources

In 2008, we used $935,235 in cash for operations. The cash used consisted of our net loss $3,436,898 offset by certain larger non-cash  items including stock for services to employees of $765,000, stock grants to directors of $150,000, stock options expense of $252,689, amortization of intangibles of $289,961, impairment of intangibles of  $283,462 and bad debt expense of $136,451. In addition, changes in operating assets and liabilities offset our net loss by $718,669. We also used $4,699,727 of cash in investing activities primarily to acquire our existing subsidiaries. In 2008, we were provided $5,709,882 of cash in financing activities including $5,824,111 received from the sale of common stock and $1,455,000 in loan proceeds, offset by $1,525,000 repayment of debt.

In December 2008, the Company borrowed $230,000 from three shareholders including its President represented by 6% notes. Additionally, on January 13, 2009, we refinanced $680,000 of our outstanding loans and received $400,000 is cash issuing $1,080,000 in secured 6% notes to two investors.  The new notes are due July 13, 2009. On March 13, 2009, we borrowed an additional $300,000 from another investor issuing him a 7% secured note due June 30, 2009. The January lenders subordinated their security interest to the March lender who has a security interest in substantially all of our assets.

As of March 30, 2009, we have approximately $272,000 in available cash. We owe $1,380,000 in secured notes which come due on June 30th and July 13th as well as an additional $50,000 unsecured note due on June 5 th, 2009.  We are currently seeking to raise additional money to meet our working capital needs including paying the loans described above. If we are not able to raise at least $2,000,000, we may not be able to remain operational.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risk Factors Relating to Our Company

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of approximately $3.4 million in 2008. We anticipate these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, all of which raise substantial doubt about our ability to continue as a growing concern. Our continued existence is dependent upon generating working capital. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

Because of the severity of the global economic recession, our customers may delay in paying us or not pay us at all. This would have a material and adverse effect on our future operating results and financial condition.

One of the effects of the severe global economic recession is that businesses are tending to maintain their cash resources and delay in paying their creditors whenever possible. As a trade creditor, we lack leverage unlike secured lenders and providers of essential services. As the economy continues to deteriorate, we may find that publishers may delay in paying us. Additionally, we may find that advertisers will reduce Internet advertising which would reduce our future revenues. These events will result in a number of adverse effects upon us including increasing our borrowing costs, reducing our gross profit margins, reducing our ability to borrow under our line of credit, and reducing our ability to grow our business. These events would have a material and adverse effect upon us.

If we do not raise additional debt or equity capital, we may not be able to pay all of our indebtedness.

At December 31, 2008, we had a working capital deficit of approximately $1.9 million.  Additionally, we have borrowed $1,380,000 in secured loans in 2009 ($680,000 of which were loaned in 2008 and refinanced in 2009) in addition to $50,000 we borrowed in December 2008.  The loans are due in June 2009 and July 2009. Our management has devoted a substantial amount of time speaking with potential investors but has not reached any agreement upon terms. Because of the continuing decline in the economy, the substantial reduction in available credit and the decline in the stock market and our stock price, we have been hampered in our ability to raise the necessary working capital.  If we do not raise the necessary working capital, we may not be able to remain operational.

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

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, Scott Frohman, Chief Executive Officer and Chairman of the Board, Daniel Lansman, President, Dale Harrod, Chief Technology Officer and Anthony Bumbaca, Senior Vice President are

critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Messrs. Frohman, Lansman, Harrod, Bumbaca or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

•

Short selling activities;

•

Our failure to become profitable;

•

Our failure to raise working capital;

•

Our public disclosure of the terms of any financing which we consummate in the future;

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

In order to raise additional capital to meet its working capital needs, Options Media expects to issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors. Investors should anticipate being substantially diluted based upon the current condition of the capital and credit markets.

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

Forward-Looking Statements

The statements in this Report relating to opportunities presented by the e-mail marketing market our ability to differentiate our video SEO product/services , our ability to obtain financing and meet our working capital needs and our expectation of growing our business through acquisitions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors which follow and our other filings with the Securities and Exchange Commission.

Item 7A.

Quantitative and Qualitative Discourses About Market Risk.

Not applicable to smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-23, which appear at the end of this Report.  We have also included the audited financial statements of our predecessor company for the period from January 1, 2008 to June 23, 2008.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

Not applicable.

Item 9A(T).

Controls and Procedures.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (or the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporation Governance.

Directors and Executive Officers

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors.

Name	Age	Position(s)

Scott Frohman	41	Chairman of the Board, Chief Executive Officer and Secretary
Daniel Lansman	38	President and Director
Steven Stowell	58	Chief Financial Officer and Treasurer
Dale Harrod	44	Chief Technology Officer
Anthony Bumbaca	38	Senior Vice President
Hakan Koyuncu	33	Director
Ronald Levine	72	Director

Biographies

Scott Frohman has served as our Chief Executive Officer and Chairman of the Board since June 23, 2008 and served as our President until the appointment of Daniel Lansman on September 19, 2008. Since July 2008, Mr. Frohman has served as the Chairman of the Board of Money4Gold Holdings, Inc. From February 2004 through December 2006, Mr. Frohman co-founded and served as the Chief Executive Officer and a director of Health Benefits Direct Corporation. From May 2003 through October 2003, Mr. Frohman was a consultant for Verid Identification, where he supervised a web-based identity verification process and implemented sales force and marketing procedures.

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

Dale Harrod has served as our Chief Technology Officer since October 6, 2008.  From 2007 until 2008, Mr. Harrod served as the Director of Operations at Vayan Marketing, a multi-channel marketing company.  From 2005 until 2006, he served as the Chief Technology Officer of Topdot Mortgage, a national mortgage bank.  From 2005 until 2006, he served as the Vice President of email marketing at The Useful LLC, a performance-based interactive marketing company.  Prior to that, Mr. Harrod served as the vice President of Technology for Blue Frog Solutions, Inc., a software solutions company.

Anthony Bumbaca has served as our Senior Vice President since September 19, 2008. From 2003 through September 2008, Mr. Bumbaca co-founded 1 Touch in 2003. Prior to 2003, Mr. Bumbaca was a Senior Account Executive at Equifax Marketing Services, an information and marketing services company.

Hakan Koyuncu has served as a director since June 23, 2008. Mr. Koyuncu is the co-founder and Chief Executive Officer of LeadCreations.com, LLC, an Internet marketing and online lead generation company with a focus on technology and innovative strategy. Mr. Koyuncu founded LeadCreations.com, LLC in 2003. LeadCreations developed its own proprietary technology platform that brings online publishers and advertisers together and tracks and reports campaign performance. Mr. Koyuncu has also been the Chief Executive Officer of Money4Gold Holdings, Inc. since July 2008.

Ronald Levine has served as our director since November 11, 2008.  From 2004 until 2006, Mr. Levine served as Chairman of the board of directors for Universal Insurance Services. Since 2006, Mr. Levine has been a private investor.

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

Director Independence

Our Board of Directors has determined that Hakan Koyuncu and Ronald Levine are independent and that Scott Frohman and Daniel Lansman are not independent in accordance with Nasdaq Marketplace Rule 4200(a)(15).

Item 11.

Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us for 2008 and 2007 to our Chief Executive Officer (Principal Executive Officer). No other executive officers serving at the end of the last fiscal year had compensation which exceeded $100,000.

2008 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Stock Awards ($)(e)(1)	Option Awards ($)(f) (1)		Total ($)(j)
Scott Frohman	2008	90,000	675,000	194,102	(2)	959,102
Chief Executive Officer

———————

(1)

The amounts represent the compensation costs of awards that are paid in options and shares of the Company’s common stock.  The amounts do not reflect the actual amounts that may be realized by the named executive officer.  A discussion of the assumptions used in calculating these values may be found in Note 8 to the consolidated audited financial statements.

(2)

The options vest monthly over a 24 month period and are exercisable at $0.30 per share. The total value of the options at the time of grant was $724, 248. These amounts are being amortized over a 24 month period.

Outstanding Equity Awards at Fiscal Year-End

Listed below is information with respect to outstanding equity awards held by our named executive officer as of December 31, 2008:

Outstanding Equity Awards At 2008 Fiscal Year-End

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Scott Frohman	625,000	(1)	1,875,000	0.30	6/23/2018
Chief Executive Officer

———————

(1)

The options vest monthly over a 24 month period and are exercisable at $0.30 per share.

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

Messrs. Frohman, Lansman, Bumbaca, Stowell, Siccone and Harrod are entitled to severance in the event that they are dismissed without cause or they resign for Good Reason as defined in their Employment Agreements, including upon a change of control. In any such events, Messrs. Frohman, Lansman and Bumbaca will receive 18 months base salary, Mr. Stowell will receive six months base salary, Mr. Siccone will receive four months base salary if terminated prior to one year and six months base salary if terminated after one year of employment and Mr. Harrod will receive six months base salary if terminated prior to two years and nine months if terminated after one year of employment.  Additionally, all of their restricted stock and stock options will immediately vest, where applicable.

Director Compensation

We do not pay cash compensation to our directors for service on our Board of Directors. Non-employee members of our Board of Directors were compensated with 500,000 shares of common stock in 2008 for services as a director as follows:

Name (a)	Stock Awards ($)		Total ($)
Ron Levine	$90,000	(1)(2)	$90,000
Hakan Koyuncu	$60,000	(1)(2)	$60,000

———————

(1)

The amounts reflect the accounting charge taken in 2008 for awards granted in 2008.  Accounting costs are determined, as required, under SFAS No. 123(R), “Share-Based Payment.” For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to Note 8 to the consolidated financial statements.

(2)

Shares are fully vested.

Equity Compensation Plan Information

The following chart reflects the number of options granted and the weighted average exercise price as of December 31, 2008.

Name Of Plan	Aggregate Number of Securities Underlying Options Granted	Weighted Average Exercise Price Per Share	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	3,407,887	$$0.50	4,592,113
Total	3,407,887	$$0.50	4,592,113

2008 Equity Incentive Plan

On June 23, 2008, our Board of Directors adopted the 2008 Equity Incentive Plan (the “Plan”) under which we may issue up to 8,000,000 shares of restricted stock and stock options to our directors, employees and consultants.

The Plan is to be administered by a Committee of two or more independent directors, or in their absence by the Board. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board or the Committee, in their sole discretion. The total number of shares with respect to which options or stock awards may be granted under the Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

The Plan provides for the grant of non-qualified stock option and incentive stock options (“ISOs”) as defined by the Internal Revenue Code. For any ISOs granted, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options granted under the Plan shall expire no later than 10 years after the date of grant, except for ISOs granted to 10% shareholders which must expire not later than five years from grant. The option price may be paid in United States dollars by check or other acceptable instrument including wire transfer or, at the discretion of the Board or the Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

Our Board or the Committee may from time to time alter, amend, suspend, or discontinue the Plan with respect to any shares as to which awards of stock rights have not been granted. However no rights granted with respect to any awards under the Plan before the amendment or alteration shall not be impaired by any such amendment, except with the written consent of the grantee.

Under the terms of the Plan, our Board or the Committee may also grant awards which will be subject to vesting under certain conditions. In the absence of  a determination by the Board or Committee, options shall vest and be exercisable at the end of one, two and three years, except for ISOs, which are subject to a $100,000 per calendar year limit on  becoming first exercisable. The vesting may be time-based or based upon meeting performance standards, or both. Recipients of restricted stock awards will realize ordinary income at the time of vesting equal to the fair market value of the shares. We will realize a corresponding compensation deduction. Upon the exercise of stock options other than ISOs, the holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder. For ISOs which meet certain requirements, the exercise is not taxable upon sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

The following chart reflects the number of stock options we have awarded under the Plan to our executive officers and directors.

Name	Number of Options	Exercise Price per Share	Expiration Date
Scott Frohman	2,500,000	$0.30	June 30, 2010
Steven Siccone	25,000	$0.30	October 31, 2008
Steve Siccone	75,000	$0.30	June 30, 2011
Dale Harrod	100,000	$1.30	September 30, 2009

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 30, 2009 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our named executive officer, (iv) our former chief executive officer and (v) all of our executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Shares Beneficially Owned(2)	Percent(2)

Directors and Executive Officers:
Common Stock	Scott Frohman(3)(4)(5)	3,395,833	5.7%
Common Stock	Hakan Koyuncu(4)(6)	200,000	*
Common Stock	Daniel Lansman(3)(4)(7)	4,750,000	8.1%
Common Stock	Ronald Levine(4)(6)(8)	800,000	1.4%
	All executive officers and directors as a group (7 persons)(7)	14,295,833	24.0%

5% Shareholders:
Common Stock	interCLICK, Inc.(9)	7,500,000	12.8%
Common Stock	Frost Gamma Investments Trust(10)	6,400,000	10.6%
Common Stock	Whalehaven Capital Fund Limited(11)	5,900,000	9.9%
Common Stock	Gerald Unterman(12)	4,950,000	8.2%

Former Officer:
Common Stock	David Haripiak(13)	0	0%

———————

*

Less than 1%

(1)

Except where indicated in other footnotes, each of the persons listed above has the address c/o Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, FL 33432.

(2)

Applicable percentages are based on 58,457,999 shares outstanding adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this Report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(3)

An executive officer.

(4)

A director.

(5)

Includes 2,250,000 shares of restricted common stock and non-qualified stock options to purchase 2,500,000 shares of common stock exercisable at $0.30 per share vesting monthly over a 24-month period, subject to continued employment on each applicable vesting date. As of the date of this Report, 1,145,833 of the options have vested or vest within 60 days.

(6)

These shares were granted for service on the board and are fully vested.

(7)

Does not include 3,000,000 shares of common stock issuable if 1 Touch achieves specific performance milestones.

(8)

Address is 20155 N.E. 38th Court, Apt. 1804, Aventura, FL 33180.

27

(9)

Represents shares acquired in the sale of Options Acquisition Sub.  Address is 257 Park Avenue South, Suite 602, New York, NY 10010.

(10)

Includes 1,666,667 shares of common stock issuable upon the exercise of warrants exercisable at $0.50 per share. Address is 4400 Biscayne Blvd., Suite 1500, Miami, FL 33137.

(11)

Includes 1,300,000 shares of common stock issuable upon the exercise of warrants exercisable at $0.50 per share.  Address is 160 Summit Avenue, Montvale, NJ 07645.

(12)

Includes 1,650,000 shares of common stock issuable upon the exercise of warrants exercisable at $0.50 per share. Address is 610 Park Avenue New York, NY 10065

(13)

Former Chief Executive Officer.

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

On December 5, 2008, we borrowed $50,000 from Mr. Daniel Lansman, our President and a director, and issued him 50,000 warrants exercisable at $0.75 per share. Mr. Nat Bumbaca, the brother of Mr. Anthony Bumbaca, our Senior Vice President, is employed by us as a sales representative and receives a salary of $48,000 per year and commissions which is comparable to the amounts paid to our other salespeople.  We believe that the compensation payable to Mr. Nat Bumbaca is comparable to what would have been obtained in an arm’s-length transaction.

Director Independence

Our Board of Directors has determined that Hakan Koyuncu and Ronald Levine are independent and that Scott Frohman and Dan Lansman are not independent made in accordance with Nasdaq Marketplace Rule 4200(a)(15).

Item 14.

Principal Accountant Fees and Services.

Salberg & Company, P.A. serves as our current independent registered public accounting firm. All of the services provided and fees charged were approved by the Board of Directors.  Manning Elliott LLP, served as our independent registered public accounting firm in 2007 through June 23, 2008. All of the services provided and fees charged were approved by the Board of Directors.

	Salberg	Salberg		Manning
	2008	2007		2007

Audit Fees	$145,000	$10,000	(1)	$10,000	(2)
Audit Related Fees	$19,000	$—		$—
Tax Fees	$—	$—		$—
All Other Fees	$—	$—		$—

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(1)

Financial Statements:

(2)

Exhibits:

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this Report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains some nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

No.	Description	Incorporated by Reference
2.1	Agreement of Merger and Plan of Reorganization by and among Options Media Group Holdings, Inc., Options Acquisition Sub, Inc., Customer Acquisition Network Holdings, Inc. and Options Acquisition Corp.	Contained in Form 8-K filed on June 25, 2008
2.2	Certificate of Merger, merging Options Acquisition Corp. with and into Options Acquisition Sub, Inc.	Contained in Form 8-K filed on June 25, 2008
2.3	Agreement and Plan of Merger by and among Options Media Group Holdings, Inc., Options Media Acquisition LLC and 1 Touch Marketing, LLC	Contained in Form 8-K filed on June 25, 2008. We have omitted schedules which are not required to be filed.
2.4	Certificate of Merger, merging Options Media Acquisition LLC with and into 1 Touch Marketing, LLC	Contained in the Transition Report filed on a Form 10-K on October 6, 2008.
3.1	Amended and Restated Articles of Incorporation	Contained in Form 8-K filed on June 25, 2008
3.2	Certificate of Amendment	Contained in Form 8-K filed on June 25, 2008
3.3	Certificate of Change	Contained in Form 8-K filed on June 25, 2008
3.4	Bylaws	Contained in Form Sb-2 filed on November 8, 2007
3.5	Amendment to Bylaws	Contained in Form 8-K filed on September 25, 2008
10.1	Scott Frohman Employment Agreement	Contained in Form 8-K filed on June 25, 2008
10.2	Amendment to Scott Frohman’s Employment Agreement	Contained in the Transition Report filed on a Form 10-K on October 6, 2008.
10.3	Dan Lansman Employment Agreement	Contained in Form 10-Q filed on November 14, 2008
10.4	Steven Stowell Employment Agreement	Contained in Form 10-Q filed on November 14, 2008
10.5	Anthony Bumbaca Employment Agreement	Contained in Form 10-Q filed on November 14, 2008
10.6	Brandon Rosen Employment Agreement	Contained in Form 10-Q filed on November 14, 2008
10.7	Dale Harrod Employment Agreement	Filed with this Report
10.8	7% Senior Secured Promissory Note – GRQ Consultants, Inc. 401K	We have omitted schedules which are not required to be filed.
10.9	Promissory Note Modification Agreement – GRQ Consultants, Inc. 401K	Contained in the Transition Report filed on a Form 10-K on October 6, 2008.
10.10	Form of Subscription Agreement	Contained in Form 8-K filed on June 25, 2008
10.11	Form of Warrant – Private Placement	Contained in Form 8-K filed on June 25, 2008
10.12	Form of Warrant – December Loan	Filed with this Report
10.13	2008 Equity Incentive Plan	Contained in Form 8-K filed on June 25, 2008
10.14	Form of 2008 Incentive Stock Option Agreement	Contained in Form 8-K filed on June 25, 2008

10.15	Form of 2008 Non-Qualified Stock Option Agreement	Contained in Form 8-K filed on June 25, 2008
10.16	Form of Directors and Officers Indemnification Agreement	Contained in Form 8-K filed on June 25, 2008
14.1	Code of Ethics	Contained in the Transition Report filed on a Form 10-K on October 6, 2008
31.1	Certification of Principal Executive Officer (Section 302)	Furnished with this Report
31.2	Certification of Principal Financial Officer (Section 302)	Furnished with this Report
32.1	Certification of Principal Executive Officer (Section 906)	Filed with this Report
32.2	Certification of Principal Financial Officer (Section 906)	Filed with this Report
———————

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009

Options Media Group Holdings, Inc.

By:	/s/ SCOTT FROHMAN
Scott Frohman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN STOWELL	Chief Financial Officer (Principal Financial Offer and Chief Accounting Officer)	March 31, 2009
Steven Stowell

/s/ DANIEl LANSMAN	Director	March 31, 2009
Daniel Lansman

/s/ HAKAN KOYUNCU	Director	March 31, 2009
Hakan Koyuncu

/s/ RONALD LEVINE	Director	March 31, 2009
Ronald Levine

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Options Media Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Options Media Group Holdings, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2008 and for the period from June 27, 2007 (inception) to December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The financial statements for the period from June 27, 2007 (inception) to July 31, 2007 were audited by other auditors whose report dated September 21, 2007 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  The financial statements for the period June 27, 2007 (inception) through December 31, 2007 include total revenues and net loss of $0 and $17,791, respectively through July 31, 2007.  Our opinion on the statements of operations, changes in stockholders’ equity, and cash flows for the period June 27, 2007 (inception) through December 31, 2007, insofar as it relates to amounts for periods through July 31, 2007, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Options Media Group Holdings, Inc. as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 and for the period from June 27, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company reported a net loss of $3,436,898 and used cash in operating activities of $935,235 during the year ended December 31, 2008 and at December 31, 2008 had a working capital deficiency of $1,919,811, which includes $730,000 of secured notes payable with maturing dates in June 2009 and July 2009.  Additionally, at December 31, 2008, the Company had an accumulated deficit of $3,505,431.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 27, 2009

Options Media Group Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$122,165	$47,245
Accounts receivable, net	472,139	––
Prepaid expenses	46,841	––
Other current assets	11,525	––
Total Current Assets	652,670	47,245

Property and equipment, net	211,984	––
Software, net	64,857	––
Goodwill	11,107,784	––
Intangible Assets, net	867,354	––
Other assets	35,300	––
Total assets	$12,939,949	$47,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$154	$––
Accounts payable	1,154,632	23,987
Accrued expenses	299,521	541
Notes payable, related parties	730,000	––
Deferred revenue	82,609	––
Obligations under capital leases	12,014	––
Other current liabilities	253,335	––
Due to related party	40,216	––
Total Current Liabilities	2,572,481	24,528

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	––	––
Common stock; $0.001 par value, 100,000,000 shares authorized, 58,239,999 and 30,398,148 issued and outstanding, at December 31, 2008 and December 31, 2007, respectively	58,240	30,398
Additional paid-in capital	13,859,659	60,852
Subscription receivable	(45,000)	––
Accumulated deficit	(3,505,431)	(68,533)
Total Stockholders' Equity	10,367,468	22,717
Total Liabilities and Stockholders' Equity	$12,939,949	$47,245

See notes to consolidated financial statements.

Option Media Group Holdings Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended	Period From June 27, 2007 (inception) to
	December 31,	December 31,
	2008	2007
Net revenues	$3,370,790	$––
Cost of revenues	1,308,753	––
Gross profit	2,062,037	––

Operating expenses:
Server hosting and technology services	573,432	––
Compensation and related cost	2,611,622	––
Commissions	397,756	––
Advertising	84,419	––
Rent	75,975	––
Bad debt	136,451	––
Loss on disposal of assets	36,585	––
Impairment of mineral property cost	––	16,000
Other general and administrative	1,764,113	52,533

Total operating expenses	5,680,353	68,533

Loss from operations	(3,618,316)	(68,533)

Other income (expense):

Interest income	2,363	––
Interest expense	(34,542)	––

Loss before income tax	(3,650,495)	(68,533)
Income tax benefit	213,597	––

Net Loss	$(3,436,898)	$(68,533)

Net Loss Per Share - Basic and Diluted	$(0.08)	$––

Weighted Average Shares Outstanding - Basic and Diluted	40,722,939	27,848,188

See notes to consolidated financial statements.

Options Media Group Holding, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2008 and for the Period From June 27, 2007 (inception) to December 31, 2007

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Quantity	Amount	Quantity	Amount	Capital	Receivable	Deficit	Total
Balance, June 27, 2007 (Inception)	––	$––	––	$––	$––	$––	$––	$––
Common stock issued for cash on July 1, 2007	––	––	18,148,148	18,148	31,852	––	––	50,000
Common stock issued for cash on July 30, 2007	––	––	12,250,000	12,250	21,500	(33,750)	––	––
Donated services and rent	––	––	––	––	7,500	––	––	7,500
Collection of share subscription receivable	––	––	––	––	––	33,750	––	33,750
Net loss for the period	––	––	––	––	––	––	(68,533)	(68,533)
Balance - December 31, 2007	––	––	30,398,148	30,398	60,852	––	(68,533)	22,717
Donated services and rent	––	––	––	––	7,209	––	––	7,209
Cancellation of shares in connection with the merger agreement	––	––	(18,148,148)	(18,148)	18,148	––	––	––
Issuance of shares in connection with the merger agreements	––	––	22,500,000	22,500	6,727,500	––	––	6,750,000
Common stock issued for cash, net of offering costs	––	––	20,184,999	20,185	5,848,916	(45,000)	––	5,824,101
Common stock granted for finders fees	––	––	255,000	255	(255)	––	––	––
Shares granted for services	––	––	2,550,000	2,550	762,450	––	––	765,000
Shares granted for Directors Fees	––	––	500,000	500	149,500	––	––	150,000
Employee stock based compensation - Restricted Stock	––	––	––	––	32,650	––	––	32,650
Fair value of stock options issued for employee services	––	––	––	––	252,689	––	––	252,689
Net loss 2008	––	––	––	––	––	––	(3,436,898)	(3,436,898)
Balance - December 31, 2008	––	$––	58,239,999	$58,240	$13,859,659	$(45,000)	$(3,505,431)	$10,367,468

See notes to consolidated financial statements.

Options Media Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Period from June 27, 2007 (inception) to
	December 31,	December 31,
	2008	2007
Operating Activities:
Net Income (Loss)	$(3,436,898)	$(68,533)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock Granted For Services To Non-Employees	765,000	––
Stock Granted For Services To Directors	150,000	––
Stock Granted For Services To Employees	32,650	––
Stock Options Granted For Services	252,689	––
Donated Services	7,209	7,500
Depreciation	42,584	––
Loss On Disposal Of Assets	36,585	––
Amortization Of Intangibles	289,961	––
Impairment Of Intangibles	283,462	16,000
Income tax benefit	(213,597)
Bad Debt	136,451	––
Changes in operating assets and liabilities:
Accounts Receivable	110,033	––
Prepaids	(43,973)	––
Other Current Assets	(236)	––
Accounts Payable	713,563	23,987
Accrued Expenses	(52,662)	––
Deferred Revenues	(50,450)	––
Due To Related Parties	40,216	541
Other Current Liabilities	2,178	––
Net Cash Used In Operations	(935,235)	(20,505)

Investing Activities
Acquisition Of Mineral Property	––	(16,000)
Purchase Of Property And Equipment	(46,166)	––
Acquisition Of Subsidiaries, Net Of Cash Acquired	(4,653,561)	––
Net Cash Used In Investing Activities	(4,699,727)	(16,000)

Financing Activities
Bank Overdraft	154
Proceeds From Sale Of Common Stock, net	5,824,101	50,000
Proceeds From Collection of Subscription receivable	––	33,750
Proceeds From Loans	1,455,000	––
Repayments Of Loans	(1,525,000)	––
Principal Payments On Capital Lease Obligations	(44,373)	––
Net Cash Provided by Financing Activities	5,709,882	83,750
Net Increase (Decrease) In Cash	74,920	47,245
Cash Beginning Of Period	47,245	––
Cash End Of Period	$122,165	$47,245

Supplemental Disclosure of Cash Flow Information:
Cash Paid For Interest	$6,609	$––
Cash Paid For Taxes	$––	$––

Supplemental Disclosure Of Non-Cash Investing and Financing Activities:
Acquisition of Options Acquisition Sub, Inc. with common stock and note payable	$4,750,000	$––
Acquisition of 1Touch Marketing, Inc. with common stock	$3,000,000	$––
Equipment purchase financed	$52,429	$––

See notes to consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Options was originally formed in Florida on February 22, 2000 under the name Options Newsletter, Inc. and is engaged in the design of custom email delivery solutions for commercial customers. On January 4, 2008, Options Newsletter, Inc. merged with and into Options Acquisition Sub, Inc., a newly formed, wholly-owned Delaware subsidiary of Customer Acquisition Network Holdings, Inc., a Delaware company (“CAN”), with Options being the surviving corporation. Options began selling advertising space within free electronic newsletters that it published and emailed to subscribers. Options also generated leads for customers by emailing its customers’ advertisements to various email addresses from within its database. Options is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. Options also manages and markets its customers’ lists and makes them available to advertisers who are trying to reach customers similar to theirs. During the year ended December 31, 2008, the majority of Options’ revenue was derived from being an ESP, but it continues to publish newsletters as well as email customer advertisements on a cost per lead generated basis.

On September 19, 2008, the Company completed a merger with 1 Touch Marketing, LLC (“1 Touch”). 1 Touch is an online direct marketing and data services company. 1 Touch was formed on October 23, 2003 as a Limited Liability Corporation, in the State of Florida. 1 Touch offers its products and services to traditional advertising agencies and online marketing agencies. These resellers/agencies offer the 1 Touch’s products and services to their clients as a stand-alone marketing effort or as part of a larger multi-channel marketing campaign. 1 Touch also offers its products and services to a network of list brokers.  These organizations market postal lists and offer its email marketing lists. 1 Touch generates revenue from its product lines, which include email marketing campaigns, lead generation and direct mail and postal lists.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

The Merger consideration included $3 million in cash, a $1 million senior secured promissory note and 12.5 million shares of the Company’s stock valued at $0.30 per share based on  the then recent contemporaneous offering price for a private placement of $0.30 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”).The total purchase price was $7,798,089 and includes the cash of $3,000,000, common stock valued at $3,750,000, legal fees of $48,089, and the $1,000,000 promissory note.

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

Current assets (including cash of $48,330)	$203,394
Property and equipment	122,535
Other assets (Software, net)	73,802
Goodwill	6,975,906
Other Intangibles	852,777
Liabilities assumed	(430,325)
Net purchase price	$7,798,089

The Purchase price allocation adjustments from June 23, 2008 to December 31, 2008 include a decrease to current assets of $30,902.

The Purchase price adjustment from June 23, 2008 to December 31, 2008 includes additional acquisition costs of $6,089.

Accordingly goodwill has increased by $36,991 as a result of the above adjustments.

Intangible assets acquired include Customer Relationships valued at $475,123, email data base valued at $340,154 and $37,500 for a covenant not to compete.

Goodwill is expected not to be deductible for income tax purposes.

Unaudited pro forma results of operations data as if the Company and Options had occurred as of June 27, 2007, the inception date, are as follows:

	The Company and Options For the Year ended December 31, 2008	The Company and Options From June 27, 2007 (Inception Date) to December 31, 2007
Pro forma revenues	$2,718,163	$(1,059,763)
Pro forma loss from operations	$(4,854,088)	$90,335
Pro forma net income (loss)	$(4,608,203)	$81,479
Pro forma loss per share	$0.11	$0.01
Pro forma diluted loss per share	$0.11	$0.01

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at inception date or June 27, 2007 and is not intended to be a projection of future results.

Merger with 1 Touch

On August 27, 2008, the Company entered into an Agreement and Plan of Merger with 1 Touch Marketing, LLC (the “1 Touch Merger Agreement”). The acquisition closed on September 19, 2008. Pursuant to the 1 Touch Merger Agreement, Options Media acquired all of the membership interests of 1 Touch in exchange for common stock of the Company and cash. The two owners of 1 Touch received their proportionate share of (i) $1,500,000 in cash, (ii) 10,000,000 shares of the Company’s common stock of which 1,000,000 shares have piggy-back

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

registration rights, and (iii) the right to receive a maximum earn-out payment of 6,000,000 shares of the Company’s common stock based on 1 Touch achieving specific performance milestones. As of December 31, 2008 the earn-out payment was not earned.  Additionally, Daniel Lansman and Anthony Bumbaca, the owners of 1 Touch, became president and senior vice president of the Company, respectively, and each will receive (i) an annual base salary of $240,000, (ii) 5% commission from all revenues, less related expenses, received by the Company from parties introduced to the Company by them and prior customers of 1 Touch and (iii) a performance bonus based on 1 Touch achieving specific performance milestones. Furthermore, Mr. Lansman and Mr. Bumbaca will receive 18 months base salary in the event they are terminated without cause or for Good Reason as defined by their employment agreements. Mr. Lansman was appointed to the Company’s Board of Directors. In connection with the 1 Touch Merger Agreement, the Company issued 10,000,000 unregistered shares of common stock valued at $3,000,000. The shares were valued at the then recent contemporaneous offering price for a private placement of $0.30 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”). The total purchase price was $4,655,382 and includes the cash of $1,500,000, common stock valued at $3,000,000, and the total direct costs of $155,382.

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

Current assets (including cash of $1,580)	$579,294
Property and equipment	62,353
Other assets	35,300
Goodwill	4,131,876
Other Intangibles	588,000
Deferred tax liability	(213,597)
Other liabilities assumed	(527,844)
Net purchase price	$4,655,382

The Purchase price allocation adjustment from September 19, 2008 to December 31, 2008 includes a decrease to current assets of $57,551, and an increase to liabilities of $213,597 for a deferred tax liability related to the book-tax basis differences at the acquisition date for certain assets acquired and liabilities assumed.

The Purchase price adjustment from September 19, 2008 to December 31, 2008 includes additional costs of $58,173.

Accordingly, goodwill has increased by $330,915 as a result of the above adjustments.

Intangible assets acquired include Customer Relationships valued at $296,000 and email data base valued at $292,000.

Goodwill is expected not to be deductible for income tax purposes.

Unaudited pro forma results of operations data as if the Company and 1 Touch had occurred as of June 27, 2007, the inception date, are as follows:

	The Company and 1 Touch For the Year ended December 31, 2008	The Company and 1 Touch From June 27, 2007 (Inception Date) to December 31, 2007
Pro forma revenues	$7,663,063	$1,991,304
Pro forma (loss) income from operations	$(3,111,374)	$11,354
Pro forma net (loss) income	$(2,935,936)	$3,255
Pro forma (loss) income per share	$(0.08)	$0
Pro forma diluted (loss) income per share	$(0.08)	$0

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at inception date or June 27, 2007 and is not intended to be a projection of future results.

Going Concern

As reflected in the accompanying consolidated financial statements for the year ended December 31, 2008, the Company had a net loss of $3,436,898 and $935,235 of net cash used in operations. At December 31, 2008, the Company had a working capital deficiency of $1,919,811, which includes $730,000 of secured notes payable with maturing dates in June 2009 and July 2009. Additionally, at December 31, 2008, the Company had an accumulated deficit of $3,505,431. These matters and the Company’s expected needs for capital investments required to support operational growth and maturing debt raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock, issuance of short term debt securities and sales of advertising and data services. The Company was able to raise additional short term debt financing of $400,000 in January 2009 and $300,000 in March 2009 and is currently finalizing investor due diligence on an equity raise of approximately $3,000,000 before any associated costs.  In Addition, the Company has recently reduced its operating costs by over a $100,000 per month. Also, the Company’s growth strategy is focused toward those product initiatives with high margins and strong cash flows.

Based on actions being taken to improve liquidity as discussed above, management believes that the Company will meet its expected needs required to continue as a going concern through December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Options Acquisition Sub, Inc. and 1 Touch Marketing, LLC. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

The most significant estimates include the valuation of accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Software amortization expense for the year ended December 31, 2008 and 2007 was $15,817 and $0, respectively.

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

Mineral Properties

The Company was in the exploration stage since its inception on June 27, 2007, until June 23, 2008 and did not  realize any revenues from its planned operations in this prior business. It was primarily engaged in the acquisition and exploration of mining properties until June 23, 2008. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the shares-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations

Intangible Assets

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

The non-compete intangible is amortized over the term of the agreement.

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired. The Company has elected to test for goodwill impairment annually. As of December 31, 2008, the Company has determined that no adjustment to the carrying value of goodwill was required.

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

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Based on its evaluation, the Company has determined that there were no significant uncertain tax positions requiring recognition in the accompanying financial statements.   The evaluation was performed for the tax year ended December 31, 2007, the tax year which remains subject to examination by major tax jurisdictions as of December 31, 2008.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

The Company classifies interest and penalties arising from underpayment of income taxes in the statements of operations as general and administrative expenses.  As of December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company currently has provided for a full valuation allowance against the net deferred tax assets. Based on the available objective evidence, management does not believe it is more likely than not that the net deferred tax assets will be realizable in the future. An adjustment to the valuation allowance would benefit net income in the period in which such determination is made if the Company determines that it would be able to realize its deferred tax assets in the foreseeable future.

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

Revenues for the Company sending direct emails of customer advertisements to our owned database or third party database of email addresses are recognized at the time the customer’s advertisement is emailed to recipients by the Company or third party mailing contractors.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Stock based compensation

The Company implemented the Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)") "Share-Based Payment" which replaced SFAS 123 “Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R.  SFAS 123(R) and related interpretations requires that the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  The Company values any employee or non-employee stock based compensation at fair value using the Black Scholes Pricing Model.

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding.  The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.  As of December 31, 2008, there were 3,407,887 options and 10,142,499 warrants outstanding which if exercised may dilute future earnings per share.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.

Segments

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2008 and 2007, the Company only operated in one segment; therefore, segment information has not been presented.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6).  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts Receivable at December 31, 2008 is as follows:

December 31, 2008
Accounts Receivable	$645,128
Less: Allowance for doubtful accounts	(172,989)
Accounts Receivable, net	$472,139

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Bad debt expense for the years ended December 31, 2008 and 2007 was $136,451 and $0 respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008, consists of the following:

December 31, 2008
Computer Equipment	$123,882
Furniture and Fixtures	15,956
Office Equipment	6,650
Leasehold Improvement	87,493
Total Property and Equipment	233,981
Accumulated Depreciation	(21,997)
Property and Equipment, net	$211,984

Depreciation expense for the year ended December 31, 2008 and 2007 were $21,997 and $0, respectively.

At December 31, 2008, the company recorded a loss on disposal of assets of $36,585.

NOTE 5 - SOFTWARE

Software consisted of the following at December 31, 2008:

Software	$80,674
Less: accumulated amortization	(15,817)
Software, net	$64,857

Amortization expense for the period ended December 31, 2008 was $15,817.

The following is a schedule of the estimated future amortization expense of software as of December 31, 2008:

Year ending December 31, 2009	$31,056
Year ending December 31, 2010	31,056
Year ending December 31, 2010	2,745
$64,857

NOTE 6 – INTANGIBLE ASSETS

Intangible assets which were acquired from the acquisition by the Company of Options and 1 Touch consist of the following (see Note 1):

December 31, 2008
Customer relationships	$771,123
Email data base	292,000
Non-compete agreement	37,500
1,100,623
Accumulated amortization	(233,269)
Intangible assets, net	$867,354

Customer relationships for its subsidiary, Options, are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three-year life of the customer relationships.  Accordingly, this results in an accelerated amortization in which the majority of costs are amortized during the two-year period following the acquisition date of the intangible.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Customer relationships for its subsidiary, 1 Touch, are amortized over the estimated life of two years.

The email database is amortized over the estimated life of three years.

The non-compete intangible is being amortized over the remaining term of the agreement, which is 1.50 years.

The weighted average amortization period on total is approximately 2.5 years.

Amortization expense for the year ended December 31, 2008 was $289,961.

At December 31, 2008, based on the Company’s evaluation of its intangible assets it was determined that there was an email database that was impaired.  The database had a value of $340,154 and accumulated amortization of $56,692 resulting in an impairment loss of $283,462.  This loss is reported in general and administrative expenses.

On July 27, 2007, the Company purchased a mineral claim comprised of 614 hectares located in the Athabasca Basin, Saskatchewan, Canada for consideration of $16,000.  The cost of the mineral property was initially capitalized.  During the Period ended December 31, 2007, the Company recognized an impairment loss of $16,000, as it has not yet been determined whether there were proven or probable reserves on the property.

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

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

On July 18, 2008, the Company borrowed $900,000 from a related party and used the proceeds (and existing cash) to prepay the CAN Note.  The $900,000 loan pays 7% per annum interest and is secured by a first lien of all of the Company’s assets and a pledge of the common stock of Options.  On August 14, 2008, the lender extended the due date of the $900,000 loan from September 18, 2008 to July 31, 2009. As of December 31, 2008, the principal balance and accrued interest on this note amounted to $500,000 and $20,443, respectively.

On December 3, 2008, the Company borrowed $50,000, $80,000 and $100,000 from three related parties pursuant to Board authorized bridge loans with warrants. The Notes bear interest of 6% and becomes due in 6 months or pro rata as funds from a planned equity financing are received. The Company issued 230,000 three-year warrants with the notes exercisable at $0.75 per share. The warrants contain a cashless exercise provision. The relative fair value of the warrants was not material.

At December 31 2008, the principal balance and accrued interest on these December 2008 Notes amounted to $230,000 and $1,151, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

Capital Structure

The Articles of Incorporation authorized the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock having a par value of $0.001 per share.

Common stock

On July 1, 2007, the Company issued 18,148,148 shares of common stock at approximately $0.003 per share for proceeds of $50,000.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Immediately following the closing of the Merger, on June 23, 2008, the Company issued 13,135,000 shares of common stock at $0.30 per unit pursuant to a private placement, which generated net proceeds of approximately $3,754,100.  In connection with this private placement, the Company issued three-year detachable warrants to purchase 6,567,500 shares of common stock exercisable at $0.50 per share.  In connection with these private placements, the Company paid commissions to its placement agent of $100,000 in cash, legal fees of $83,000 and escrow fee of $3,500.

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

The former Chief Executive Officer and Chief Financial Officer of the Company provided management services and office premises to the Company at no charge.  These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month.  During the year ended December 31, 2008, $5,767 in donated services and $1,442 in donated rent were charged to operations and recorded against additional paid in capital.

Between July 2008 and September 2008, the Company issued 5,383,333 shares of common stock at $0.30 per unit pursuant to a private placement, which generated net proceeds of approximately $1,570,000 and a subscription receivable of $45,000.  In connection with this private placement, the Company issued three-year detachable warrants to purchase 2,691,666 shares of common stock exercisable at $0.50 per share.  In connection with these private placements, the Company issued 255,000 shares of common stock as finder’s fee, which was recorded at par value.

On July 2, 2008, the Company agreed to issue 300,000 shares of common stock in connection with legal services rendered.  The Company valued these shares at the fair market value on the date of grant at $0.30 per share or $90,000 based on the recent selling price of the Company’s common stock and expensed the $90,000 as legal fees.

On September 19, 2008, in connection with the Merger Agreement with 1 Touch, the Company issued 10,000,000 shares of common stock valued at $0.30 per share or $3,000,000.  The Company valued these common shares at the fair market value on the date of grant based on the recent selling price of the Company’s common stock.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

On September 19, 2008, the Company granted 1,040,000 common shares to various employees for services. The common stock vests in equal annual increments over a three-year period subject to continued service as an employee of the Company on the applicable vesting date.  Accordingly, the shares are not considered outstanding as of December 31, 2008.  The shares were valued at $0.30 per share or $312,000 based on the recent private placement sales price.  As of December 31, 2008, 92,000 of these unvested shares were cancelled due to the termination of the employees and accordingly $2,683 of previously recognized expense was reversed.  In connection with this grant, the Company recognized net stock based expense of $27,650 for the year ended December 31, 2008.

On October 6, 2008, in connection with an employment agreement with the Company’s Chief Information Officer, the Company granted 200,000 common shares for services.  The common stock vests in equal annual increments over a three-year period subject to continued service as an employee of the Company on the applicable vesting date.  In connection with this grant, the Company recognized stock based expense of $5,000 for the year ended December 31, 2008.

On October 18, 2008, the Company issued 1,666,666 shares at $0.30 per unit and received gross proceeds of $500,000. In connection with this private placement, the Company issued three-year warrants to purchase 833,333 shares of common stock exercisable at $0.50 per share.

On December 18, 2008, the Company agreed to issue 500,000 shares of common stock to board members in connection with services.  The Company valued and expensed these shares at the fair market value on the date of grant at $0.30 per share or $150,000 based on the recent private placement selling price of the Company’s common stock.

In December 2008, the Board of Directors authorized a private placement of 5,000,000 units consisting of one share of common stock and one 3-year warrant to purchase one-half of one share of common stock at $0.50 per share.  The purchase price per unit is $0.40 but subject to final determination.  No funds were raised in 2008 under this private placement.

Stock options

2008 Equity Incentive Plan

On June 23, 2008, our Board of Directors adopted the 2008 Equity Incentive Plan (the “Plan”) under which we may issue up to 8,000,000 shares of restricted stock and stock options to our directors, employees and consultants.

The Plan is to be administered by a Committee of two or more independent directors, or in their absence by the Board.  The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board or the Committee, in their sole discretion.  The total number of shares with respect to which options or stock awards may be granted under the Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

The Plan provides for the grant of incentive stock options (“ISOs”) as defined by the Internal Revenue Code. For any ISOs granted, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders.  Options granted under the Plan shall expire no later than 10 years after the date of grant, except for ISOs granted to 10% shareholders, which must expire not later than five years from grant.  The option price may be paid in United States dollars by check or other acceptable instrument including wire transfer or, at the discretion of the Board or the Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

Our Board or the Committee may from time to time alter, amend, suspend, or discontinue the Plan with respect to any shares as to which awards of stock rights have not been granted. However, no rights granted with respect to any awards under the Plan before the amendment or alteration shall not be impaired by any such amendment, except with the written consent of the grantee.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Under the terms of the Plan, our Board or the Committee may also grant awards, which will be subject to vesting under certain conditions.  In the absence of  a determination by the Board or Committee, options shall vest and be exercisable at the end of one, two and three years, except for ISOs, which are subject to a $100,000 per calendar year limit on  becoming first exercisable.  The vesting may be time-based or based upon meeting performance standards, or both.  Recipients of restricted stock awards will realize ordinary income at the time of vesting equal to the fair market value of the shares.  We will realize a corresponding compensation deduction.  Upon the exercise of stock options other than ISOs, the holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder.  For ISOs, which meet certain requirements, the exercise is not taxable upon sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

A summary of the Company’s stock option activity during the year ended December 31, 2008 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance Outstanding, 12/31/07	––	$––	––
Granted	3,407,887	$0.50	––
Exercised	––	$––	––
Fortified	––	$––	––
Expired	––	$––	––
Balance Outstanding, 12/31/08	3,407,887	$0.50	8.30
Exercisable, 12/31/08	687,500	$0.35	9.10

The weighted-average grant-date fair value of options during the year ended December 31, 2008 was $0.49.

A summary of the quantity of employee common stock unvested, granted, vested and cancelled for the year ended December 31, 2008 is presented below:

Unvested shares granted in 2008	1,240,000
Shares vested in 2008	0
Unvested shares canceled in 2008	(92,000)
Unvested shares at December 2008	1,148,000

As of December 31, 2008, there was $1,434,801 of total unrecognized compensation costs related to unvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

On June 23, 2008, in connection with an employment agreement with the Company’s CEO, the Company granted a 10-year option to purchase 2,500,000 shares of common stock at $0.30 per share, vesting in 24 equal monthly installments.  The 2,500,000 options were valued on the grant date at $0.30 per option or a total of $747,248 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of 10 years, and a risk free interest rate of 4.19%.  For the year ended December 31, 2008, the Company recorded stock based compensation expense of $194,102.  At December 31, 2008, there was approximately $553,146 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

On July 11, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Strategic Officer.  Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options which are exercisable at $0.50 per share, of which 25,000 of these options vested after three months and the remaining options will vest in equal quarterly increments over a three-year period, subject to continued employment on the applicable vesting date.  These options were valued on the grant date at $0.29 per option or a total of $29,302 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of four years, and a risk free interest rate of 3.27%.  For the year ended December 31, 2008, the Company recorded stock based compensation expense of $10,988.  At December 31, 2008, there was approximately $18,314 of total unrecognized compensation expense related to non-vested option-based compensation.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

On October 6, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Information Officer.  Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options exercisable at the closing price of such stock on the date of the employment agreement, which was $1.30 per share.  The options vest pro-rata over 12 months.  The options were valued on the grant date at $1.15 per option for a total of $115,200 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 (based on the grant date quoted trading price price of the Company’s common stock), volatility of 138.85% (based on recent historical volatility), expected term of 1 year, and a risk free interest rate of 2.45%.  For the year ended December 31, 2008, the Company recorded stock based compensation expense of $28,800.  At December 31, 2008, there was approximately $86,400 of total unrecognized compensation expense related to non-vested option-based compensation.

On December 2, 2008, the Company granted 707,887 five-year non-qualified stock options exercisable at the closing price of such stock on the date of the employment agreement, which was $1.10 per share vesting in three annual installments.  The options were valued on the grant date at $0.97 per option for a total of $686,650 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 (based on the grant date quoted trading price of the Company’s common stock), volatility of 163.56% (based on recent historical volatility), expected term of 3 years, and a risk free interest rate of 1.65%.  For the year ended December 31, 2008, the Company recorded stock based compensation expense of $18,805.  At December 31, 2008, there was approximately $667,577 of total unrecognized compensation expense related to non-vested option-based compensation.

Stock Warrants

During 2008, the Company issued warrants as part of the sale of common stock units (see above) and with certain debt.  Activity during 2008 was as follows:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balanced Outstanding 12/31/07	––	$––
Issued	10,092,499	0.50
Granted	230,000	0.75	3 Years
Exercised	––	––
Expired	––	––
Balance Outstanding 12/31/08	10,322,499	0.51	2.64 Years
Exercisable, 12/31/08	10,322,499	$0.51	2.64 Years

NOTE 9 – CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  Management believes the financial risks associated with these financial instruments are not material.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.  No amounts exceeded federally insured limits at December 31, 2008.

Concentration of Revenues

During the year ended December 31, 2008, no individual customer accounted for 10% of revenues.  During the year ended December 31, 2007, the Company had no revenues.

Concentration of Accounts Receivable

As of December 31, 2008, no individual customer accounted for 10% of total accounts receivable.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2007, the Company was indebted to its then Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $541, which is non-interest bearing, unsecured, and due on demand.

The former Chief Executive Officer and Chief Financial Officer of the Company provided management services and office premises to the Company at no charge.  These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month.  During the period ended December 31, 2007, $6,000 in donated services and $1,500 in donated rent were charged to operations and recorded as donated capital.  During the period, ended December 31, 2008, donated services and rent totaled $7,209.

In September 2008, the Company borrowed $125,000 from a shareholder of the Company.  The related party loan is non-interest bearing and is payable on demand.  In October 2008, the Company paid off this related party loan amounting to $125,000.

In 2008, the Company borrowed $900,000, $100,000 and $80,000 from two individual shareholders and $50,000 from a shareholder, officer and director of the Company.  The total principal balance remaining at December 31, 2008 was $730,000.

At December 31, 2008, accounts payable to related party amounted to $40,216.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

As of December 31, 2008, the minimum future lease payments for the Boca Raton, Florida lease with non-cancelable terms in excess of one year are as follows:

Year ended December 31,
2009	$209,247
2010	$219,709
$428,956

Rent expense for this lease for the year ended December 31, 2008 was $46,780

The Company leased two other facilities on a month-to-month basis in Boca Raton, Florida and Hallandale Beach, Florida, which were both terminated at December 31, 2008.  For the period ending December 31, 2008, the rent expense for these leases was $62,242.

Capital Leases

As of December 31, 2008, the minimum future lease payments for capital leases with non-cancelable terms on excess of one year are as follows:

2009	$12,184
2010	1,029
Net minimum lease payments	13,213
Less: Amount representing interest	(1,199)
Present value of net minimum lease payments	$12,014

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 12 - INCOME TAXES

The components of the Company's income tax (expense) benefit for the year ended December 31, 2008 are as follows:

Current:
Federal	$––
State	––
$––
Deferred:
Federal	$182,377
State	31,220
Income tax benefit	$213,597

The total income tax provision varies from the amounts computed by applying the 37.63% statutory rates for the following reasons:

Expected	$(1,241,168)
State tax, net of federal benefit	(132,513)
M&E	3,784
Other	10,673
Change in valuation allowance	1,145,627
$(213,597)

As of December 31, 2008, the components of the deferred tax assets and liabilities consisted of the following:

Deferred Tax Assets - current
Allowance for bad debt	$65,096
Other	1,001
Deferred Tax Assets- Current	$66,097

Deferred Tax Assets-noncurrent
Net operating loss carryover	$1,549,309
Stock Compensation	107,373
Deferred Tax Assets-noncurrent	$1,656,682

Total gross deferred tax assets	$1,722,779

Deferred Tax Liabilities-non-current
Fixed Assets	$(28,653)
Intangible Assets	(326,386)
Deferred Tax Liabilities-Non Current	$355,039
Total deferred tax liabilities	$(355,039)

Net deferred tax assets before valuation allowance	$1,367,740
Less Valuation Allowance	(1,367,740)
Net deferred tax assets	$––

At December 31, 2008 the Company has $4,117,216 of net operating loss carryovers which expire in 2028 and which are fully reserved.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 13 - SUBSEQUENT EVENTS

On January 13, 2009, the Company received $400,000 in cash and refinanced $680,000 of three existing loans from related parties. Under the Agreement, the Company issued 6% secured promissory notes due on July 13, 2009 (subordinated to the $300,000 loan discussed below), a total of 50,000 shares of common stock valued at $15,000 and recorded as a debt discount and a total of 820,000 five-year warrants exercisable at $0.75 per share. The Company also paid $15,000 of legal fees of the lenders which is recorded as a debt discount. These warrants contain a cashless exercise provision. The warrants were valued on the grant date at $0.29 per warrant for a total of $237,800 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 (based on the recent selling price of the Company’s common stock in a Private Placement), volatility of 216.52% (based on recent historical volatility), expected term of 5 years, and a risk free interest rate of 1.44%. The relative fair value of warrants, which is considered the debt discount, was $188,100. This amount plus the above $30,000 of lender fees will be amortized over the six months term of the loan.

In January of 2009, the Company issued 15,000 shares of common stock as a settlement payment to a former employee These shares were valued at $0.30 per share or $4,500 (based on the recent selling price of the Company’s common stock in a Private Placement), The Company accrued a liability for this at December 31, 2008.

On February 3, 2009, 1 Touch Marketing, LLC entered into an account receivable financing agreement  with Crestmark Commercial Capital Lending LLC (“Crestmark”). Under the Agreement, Crestmark agreed to purchase from 1 Touch certain agreed upon accounts receivables (“Accounts”). The initial purchase price shall be equal to a percentage of the net face amount of the Accounts. Under certain circumstances, Crestmark may require 1 Touch to repurchase any purchased Accounts.  On March 13, 2009, 1 Touch terminated the Crestmark Agreement and settled all amounts that were due.

In February, 2009, the Company issued 100,000 shares of common stock to pay for leasehold improvements These shares we value at $0.30 per share or $30,000 (based on the recent selling price of the Company’s common stock in a Private Placement).

In March 2009 the Company entered into an investment advisory agreement and agreed to issue 200,000 immediately vested common shares, 100,000 common shares to vest in three months and 100,000 common shares to vest in six months. The shares were valued on the agreement date at $.30 based on the recent private placement sales price totaling $120,000 to be recognized pro-rata over the six month agreement term.

On March 13, 2009, the Company borrowed $300,000 from GTF Holdings, Inc. Under the Agreement, the Company issued a 7% promissory note, due June 13, 2009. The note is secured with a priority lien on substantially all assets of the Company and guaranteed by the Company’s subsidiaries. The Company incurred $10,000 of debt issue costs.

In March 2009 the Board authorized the grant of 1,150,000 common shares for consulting services. This consulting agreement and related shares are intended to replace a prior agreement whereby 600,000 warrants exercisable at $0.10 per share were to be issued in connection with the $300,000 GTF Holding loan discussed above. This cancellation of warrants and granty of shares has not been finalized as of the date of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders’ of

Options Media Group Holdings, Inc.

We have audited the accompanying balance sheet of Options Acquisition Sub, Inc. as of June 23, 2008 and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the period from January 1, 2008 to June 23, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Options Acquisition Sub, Inc. as of June 23, 2008 and the results of its operations and its cash flows for the period from January 1, 2008 to June 23, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company reported a net loss of $1,171,305 and used cash for operating activities of $986,480 during the period from January 1, 2008 to June 23, 2008 and, as of June 23, 2008, had a working capital deficiency and accumulated deficit of $402,972 and $1,171,305, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 9, 2009

OPTIONS ACQUISITION SUB, INC.

BALANCE SHEET

June 23, 2008
ASSETS
Current assets:
Cash and cash equivalents	$48,330
Accounts receivable, net of allowance
of $50,900	201,111
Other current assets	3,969
Total current assets	253,410

Property and equipment, net	120,135
Software, net	73,802
Goodwill	7,521,896
Intangible assets, net	852,779

Total assets	$8,822,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$173,676
Accrued expenses	113,890
Deferred revenue	150,174
Obligations under capital leases, current portion	25,742
Deferred tax liability	192,900
Total current liabilities	656,382

Long-term liabilities:
Obligations under capital leases, net of current portion	26,790
Total long-term liabilities	26,790

Total liabilities	683,172

Commitments and contingencies (Note 6)

Stockholders' equity (deficiency):
Common stock;$0.001 par value; 3,000 shares authorized, 1,000 shares issued and outstanding	1
Additional paid-in capital	9,310,154
Accumulated deficit	(1,171,305)

Total stockholders' equity (deficiency)	8,138,850

Total liabilities and stockholders' equity (deficiency)	$8,822,022

See notes to financial statements.

OPTIONS ACQUISITION SUB, INC.

STATEMENT OF OPERATIONS

For the period from January 1, 2008 to June 23, 2008

Net revenues	$1,315,863
Cost of revenues	159,606

Gross profit	1,156,257

Operating expenses:
Server hosting and maintenance	675,804
Payroll and related costs	409,270
Commissions	142,006
Information technology services	69,649
Advertising	5,661
Rent	34,489
Other general and administrative	1,055,150

Total operating expenses	2,392,029

Loss from operations	(1,235,772)

Other expense:
Interest expense	6,633

Loss before provision for income taxes	(1,242,405)

Income tax benefit	71,100

Net loss	$(1,171,305)

See notes to financial statements.

OPTIONS ACQUISITION SUB, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIENCY)

FOR THE PERIOD FROM JANUARY 1, 2008 TO JUNE 23, 2008

	Common Stock, Class A		Additional
	Number of		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	1,000	$1	$91,939	$(113,029)	$(21,089)

Push-down accounting pursuant to acquisition of Company	––	––	7,804,867	113,029	7,917,896

Capital contribution by parent (cash and assets)	––	––	1,413,348	––	1,413,348

Net loss for the period	––	––	––	(1,171,305)	(1,171,305)

Balance, June 23, 2008	1,000	$1	$9,310,154	$(1,171,305)	$8,138,850

See notes to financial statements.

OPTIONS ACQUISITION SUB, INC.

STATEMENTS OF CASH FLOWS

For the period from January 1, 2008 to June 23, 2008

Cash flows from operating activities:
Net income (loss)	$(1,171,305)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	17,627
Amortization	170,639
In-kind contribution	––
Income tax benefit	(71,100)
Bad debt expense	53,900
Changes in operating assets and liabilities:
Accounts receivable	(224,010)
Prepaid expenses	2,843
Other current assets	(3,969)
Accounts payable	105,802
Accrued expenses	66,892
Deferred revenue	66,201
Net cash provided by (used in) operating activities	(986,480)

Cash flows from investing activities:
Purchases of property and equipment	(25,473)
Purchases of software	(20,000)
Net cash used in investing activities	(45,473)

Cash flows from financing activities:
Advances (repayments) on lines of credit, net	(12,790)
Principal payments on capitalized leases	(11,699)
Cash capital contribution by parent	1,063,348
Distributions to stockholders	––
Net cash provided by (used in) financing activities	1,038,859

Net increase (decrease) in cash and cash equivalents	6,906
Cash and cash equivalents - beginning of year	41,424
Cash and cash equivalents - end of period	$48,330

Supplemental disclosure of cash activities:
Interest paid	$3,758

Supplemental disclosure of non-cash investing
and financing activities:
Push-down accounting pursuant to acquisition of Company	$7,917,896
Capital contribution of intangible asset by parent	$350,000

See notes to financial statements.

OPTIONS ACQUISITION SUB, INC.

NOTES TO FINANCIAL STATEMENTS

June 23, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of Business

Options Acquisition Sub, Inc.’s (the “Company”) predecessor, Options Newsletter, Inc. D/B/A Options Media Group (“ONI”) was incorporated in the State of Florida on February 22, 2000. The Company began selling advertising space within free electronic newsletters that the Company published and emailed to subscribers. The Company also generated leads for customers by emailing its customers’ advertisements to various email addresses from within the Company’s database. The Company is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. During the period ended June 23, 2008, the majority of the Company’s revenue was derived from being an ESP, but the Company continues to publish newsletters as well as email customer advertisements on a cost per lead generated basis.

On June 23, 2008, the Company was acquired by Options Media Group Holdings, Inc., a publicly held corporation.

Merger with Customer Acquisition Network Holdings, Inc.

On January 4, 2008,  ONI consummated an Agreement and Plan of Merger (the “Options Merger”), wherein Customer Acquisition Network Holdings, Inc. ("Holdings") formed, Options Acquisition Sub, Inc. (“Options Acquisition”) on December 12, 2007 as a Delaware Corporation, and ONI was merged into Options Acquisition, which is the surviving corporation and a wholly-owned subsidiary of Holdings.

The initial merger consideration (the “Options Merger Consideration”) included $1,500,000 in cash of which $150,000 was held in escrow pending passage of deferred representation and warranty time period and 1,000,000 shares of Holdings’ stock valued at $5.72 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”). The total initial purchase price was $7,395,362 and includes the cash of $1,500,000, common stock valued at $5,717,273, legal fees of $73,920, valuation service fees of $25,000, brokers fees of $50,000 and 10,000 warrants valued at $29,169 with an exercise price of $5.57 per share.

In addition to the initial merger consideration, Holdings is obligated to pay an additional $1,000,000 (the “Earn Out”) if certain gross revenues are achieved for the one year period subsequent to the Options Merger payable 60 days after the end of each of the quarters starting with March 31, 2008. For the period ended June 23, 2008, Holdings incurred $501,446 in Earn Out which is treated as an adjustment to goodwill.

Holdings accounted for the merger utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. Holdings is the acquirer for accounting purposes and ONI is the acquired company.  Accordingly, Holdings applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the Company. The net purchase price, including acquisition costs paid by Holdings, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $41,424)	$58,153
Property and equipment at net book value	112,289
Other assets (Software, net)	67,220
Goodwill	7,521,896
Other Intangibles	660,000

Liabilities assumed	(258,750)
Deferred tax liability	(264,000)
Net purchase price	$7,896,808

OPTIONS ACQUISITION SUB, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 23, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PESENTATION (continued)

Intangible assets acquired include Customer Relationships valued at $610,000 and $50,000 for a covenant not to compete.

Goodwill is expected not to be deductible for income tax purposes.

Going Concern

As reflected in the accompanying audited financial statements for the period ended June 23, 2008, the Company had a net loss of $1,171,305 and $986,480 of net cash used in operations. At June 23, 2008 the Company had a working capital deficiency of $402,972. Additionally at June 23, 2008, the Company had an accumulated deficit of $1,171,305. These matters and the Company’s expected needs for capital investments required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s audited financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Our audited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our audited condensed financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the valuation of accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets, valuation of goodwill, and the estimate of the valuation allowance on deferred tax assets.

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

Amortization expense for the period ended June 23, 2008 was $13,418.

OPTIONS ACQUISITION SUB, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 23, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Category	Lives
Furniture & fixtures	5 years
Computer hardware	3 years
Office equipment	3 years
Leasehold improvements	5 years

Depreciation expense for the period ended June 23, 2008 was $17,627.

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

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired. The Company has elected to test for goodwill impairment annually. During the period ended June 23, 2008, the Company has determined that no adjustment to the carrying value of goodwill was required. As of June 23, 2008, Goodwill amounted to $7,521,896 (see Note 1).

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

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and deferred revenue are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments. The carrying amount of the Company’s lines of credit and obligations under capital leases approximate quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

OPTIONS ACQUISITION SUB, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 23, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense for the period ended June 23, 2008 totaled $5,661.

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

OPTIONS ACQUISITION SUB, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 23, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

OPTIONS ACQUISITION SUB, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 23, 2008

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 23, 2008:

June 23, 2008
Furniture & fixtures	$14,181
Computer hardware	86,799
Office equipment	5,210
Leasehold improvements	31,572
Total property and equipment	137,762
Less: accumulated depreciation and amortization	(17,627)
Property and equipment, net	120,135

Depreciation expense for the period ended June 23, 2008 was $17,627.

NOTE 4 – SOFTWARE

Software consisted of the following at June 23, 2008:

June 23, 2008
Software	$87,220
Less: accumulated amortization	(13,418)
Software, net	$73,802

Amortization expense for the period ended June 23, 2008 was $13,418.

The following is a schedule of estimated future amortization expense of software as of June 23, 2008:

For the period from June 24, 2008 to December 31, 2008	$15,448
Year Ending December 31, 2009	29,521
Year Ending December 31, 2010	28,833
$73,802

NOTE 5 – INTANGIBLE ASSETS

Intangible assets which were acquired from the acquisition of the Company by Holdings or contributed by the parent subsequently consist of the following (see Note 1):

June 23,
2008
Customer relationships	$610,000
Email data base	350,000
Non-compete agreement	50,000
1,010,000
Accumulated amortization	(157,221)
Intangible assets, net	$852,779

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

The email data-base is amortized over the estimated life of three years.

The non-compete intangible is being amortized over the remaining term of the agreement, which is 2 years.

The weighted-average amortization period in total is approximately 2.95 years.

Amortization expense for the period ended June 23, 2008 was $157,221.

OPTIONS ACQUISITION SUB, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 23, 2008

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lines of Credit

In January 2007, the Company obtained a line of credit with American Express for a maximum amount of $22,500. On March 13, 2007, the line of credit was increased from $22,500 to $30,000. The line of credit bears interest equal to prime (adjusted monthly) plus 2.99% and is considered revolving debt. The overall interest rate was 10.49% at June 23, 2008. The line of credit requires minimum monthly payments consisting of interest only, based on the average outstanding daily balance. The balance due on the line of credit as of June 23, 2008 was $0. The line of credit is unsecured and is personally guaranteed by Hagai Shechter, the Company’s then Senior Vice President and former President.

Operating Leases

For the period from January 1, 2008 to June 23, 2008, the Company leases office space on a month-to-month basis which amount is subject to annual increases beginning in January 2009.

Rent expense for all operating leases for the period ended June 23, 2008 was $34,489.

Capital Leases

The Company has entered into various leasing arrangements for certain equipment and intangibles that requires these assets to be capitalized. Accordingly, these assets include $51,279 of hardware and $5,210 of office equipment disclosed in Note 3 and $87,220 of software disclosed in Note 4. Depreciation and amortization of capitalized leases is also included in Notes 3 and 4. The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 23, 2008:

For the period from June 24, 2008 to December 31, 2008	$16,914
Year Ending December 31, 2009	22,159
Year Ending December 31, 2010	12,588
Year Ending December 31, 2011	9,441
Net minimum lease payments	61,102
Less: Amount representing interest	(8,570)
Present value of net minimum lease payments	$52,532

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Structure

The Articles of Incorporation of the Company filed with the State of Delaware on December 12, 2007, authorized the issuance of 3,000 shares of common stock having a par value of $0.001 of which 1,000 shares were issued to the parent for nominal consideration per share. The beginning balance at December 31, 2007 on the statement of changes in stockholders’ deficiency has been retroactively recapitalized to reflect the merger of ONI into the Company on January 4, 2008 (see Note 1).

In 2008, the Company recorded a net assets fair value adjustment of $7,917,896 in additional paid in capital in connection with the push-down accounting pursuant to the acquisition of the Company by Holdings and a charge to additional paid in capital of $113,029 to reclassify the pre-acquisition accumulated deficit (see Note 1).

As of June 23, 2008, Capital contributions by parent amounted to $1,413,348 which includes allocation of certain expenses of the parent company, advances to the Company for working capital and the purchase of intangible assets worth $350,000 which had a value of $340,154 at June 23, 2008, net of accumulated amortization. The allocation of certain expenses of the parent company of $661,157 included in the above $1,413,348 represents a pro rata portion/percentage based upon the estimated revenue of the Company compared to the total revenue of the parent’s consolidated entity. Management believes that the allocation is reasonable.

OPTIONS ACQUISITION SUB, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 23, 2008

NOTE 8 – CONCENTRATIONS

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

Concentration of Revenues

During the period ended June 23, 2008, three individual customers accounted for 38% of revenues.

Concentration of Accounts Receivable

As of June 23, 2008, one customer accounted for 73% of total accounts receivable.

NOTE 9 – RELATED PARTIES TRANSACTIONS

As of June 23, 2008, capital contributions by Holdings amounted to $1,413,348 which includes allocation of certain expenses of Holdings, advances to the Company for working capital and the purchase of intangible assets worth $350,000. The allocation of certain expenses of the parent company of $661,157 included in the above $1,413,348 represents a pro rata portion/percentage based upon the estimated revenue of the Company compared to the total revenue of the Holdings’ consolidated entity. Management believes that the allocation is reasonable.

NOTE 10 – INCOME TAXES

The Company was taxed as part of the consolidated entity of Holdings.  Accordingly, no provision is provided in the accompanying financial statements.

Upon acquisition of the Company by Holdings on January 4, 2008 a deferred tax liability of $264,000 was recorded as part of the purchase price allocation due to the difference between the fair value of the assets recorded under purchase accounting and the book value of such assets which is used for income tax purposes (income tax basis).  This increased goodwill for the same $264,000 amount in accordance with SFAS 109.

The $264,000 represents the tax effect at an estimated 40% rate of the $660,000 of intangible assets recorded under purchase accounting.

Through June 23, 2008 the deferred tax liability was amortized by $71,100 to income tax benefit.

NOTE 11 – SUBSEQUENT EVENTS

On June 23, 2008, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Options Media Group Holdings, Inc. (“OPMG”) and Options Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary of OPMG (“Acquisition Sub”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), on June 23, 2008 Acquisition Sub merged with and into the Company, and the Company, as the surviving corporation, became a wholly-owned subsidiary of OPMG.