Form 10-Q
period 2009-03-31
Options Media Group Holdings, Inc.
filed 2009-05-15
CIK 1413993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-147245

———————

Options Media Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	26-0444290
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

123 NW 13th Street, Ste. 300 Boca, Raton, FL	33432
(Address of Principal Executive Office)	(Zip Code)

(561) 368-5067

 (Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2009
Common Stock, $0.001 par value per share	58,672,284 shares

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Options Media Group Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	For the Three	For the Year
	Months Ended	Ended
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$90,379	$122,165
Accounts receivable, net	834,550	472,139
Prepaid expenses	78,144	46,841
Other current assets	13,190	11,525
Total Current Assets	1,016,263	652,670

Property and equipment, net	190,022	211,984
Software, net	57,024	64,857
Goodwill	11,107,784	11,107,784
Intangible Assets, net	726,265	867,354
Other assets	35,855	35,300

Total assets	$13,133,213	$12,939,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$5,959	$154
Accounts payable	1,257,694	1,154,632
Accrued expenses	679,467	299,521
Notes payable, related parties, net of discount	975,561	730,000
Notes payable, net of discount	292,065	––
Deferred revenue	21,507	82,609
Obligations under capital leases	7,457	12,014
Other current liabilities	304,491	253,335
Due to related party	38,498	40,216

Total Current Liabilities	3,582,699	2,572,481

Total liabilities	3,582,698	2,572,481

Stockholders' Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	––	––
Common stock; $0.001 par value, 100,000,000 shares authorized,
58,454,999 and 58,239,999 issued and outstanding,
at March 31, 2009 and December 31, 2008, respectively	58,455	58,240
Additional paid-in capital	14,400,236	13,859,659
Subscription receivable	––	(45,000)
Accumulated deficit	(4,908,176)	(3,505,431)

Total Stockholders' Equity	9,550,515	10,367,468

Total Liabilities and Stockholders' Equity	$13,133,213	$12,939,949

See accompanying unaudited notes to consolidated financial statements.

Options Media Group Holdings, Inc. and Subsidiaries

Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008

Net revenues	$2,186,246	$––
Cost of revenues	654,006	––

Gross profit	1,532,240	––

Operating expenses:
Server hosting and technology services	231,990	––
Compensation and related cost	1,595,484	––
Commissions	302,135	––
Advertising	34,362	––
Rent	52,826	––
Bad Debt	18,458	––
Other general and administrative	564,050	22,135

Total operating expenses	2,799,305	22,135

Loss from operations	(1,267,065)	(22,135)

Other income (expense):

Other income	4,204	––
Interest expense	(139,884)	––
Total other income (expense)	(135,680)	––
		––
Net Loss	$(1,402,745)	$(22,135)

Net Loss Per Share - Basic and Diluted	$(0.02)	$––

Weighted Average Shares Outstanding - Basic and Diluted	$58,254,110	$16,750,000

See accompanying unaudited notes to consolidated financial statements

Options Media Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Operating Activities:
Net Income (Loss)	$(1,402,745)	(22,135)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock Granted For Services To Non-Employees	100,000	––
Stock Granted For Employee Settlement	4,500
Stock Granted For Services To Employees	28,700	––
Stock Options Granted For Services	197,740	––
Donated Services	––	3,750
Amortization Of Debt Discount	117,479	––
Depreciation	32,509	––
Amortization Of Intangibles	141,089	––
Bad Debt	18,458	––
Changes in operating assets and liabilities:
Accounts Receivable	(380,869)	––
Prepaids	(31,303)	2,778
Other Current Assets	(2,220)	(2,410)
Accounts Payable	103,062	––
Accrued Expenses	379,946	––
Deferred Revenues	(61,102)	––
Due To Related Parties	(1,718)	––
Other Current Liabilities	51,154	(6,608)
Net Cash Used In Operations	(705,320)	(24,625)

Investing Activities
Acquisition Of Mineral Property	––	––
Purchase Of Property And Equipment	(2,714)	––
Acquisition Of Subsidiaries, Net Of Cash Acquired	––	––
Net Cash Used In Investing Activities	(2,714)	––

Financing Activities
Bank Overdraft	5,805	––
Proceeds From Loans	675,000	––
Principal Payments On Capital Lease Obligations	(4,557)	––

Net Cash Provided by Financing Activities	676,248	––

Net Increase (Decrease) In Cash	(31,786)	(24,625)
Cash Beginning Of Period	122,165	35,400

Cash End Of Period	$90,379	$10,775

Supplemental Disclosure of Cash Flow Information:

Cash Paid For Interest	5,407	––
Cash Paid For Taxes	$––	$––

Supplemental Disclosure Of Non-Cash Investing
and Financing Activities:

Refinancing Of Promising Notes	680,000	––
Warrants Issued In Connection With Loans	239,853	––
Shares Issued In Connection With Loans	15,000	––

See accompanying unaudited notes to consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

March 31, 2009

(Unaudited)

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

Accordingly, goodwill has increased by $36,991 as a result of the above adjustments.

Intangible assets acquired include Customer Relationships valued at $475,123, email database valued at $340,154 and $37,500 for a covenant not to compete.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Merger with 1 Touch

On August 27, 2008, the Company entered into an Agreement and Plan of Merger with 1 Touch Marketing, LLC (the “1 Touch Merger Agreement”). The acquisition closed on September 19, 2008. Pursuant to the 1 Touch Merger Agreement, Options Media acquired all of the membership interests of 1 Touch in exchange for common stock of the Company and cash. The two owners of 1 Touch received their proportionate share of (i) $1,500,000 in cash, (ii) 10,000,000 shares of the Company’s common stock of which 1,000,000 shares have piggy-back registration rights, and (iii) the right to receive a maximum earn-out payment of 6,000,000 shares of the Company’s common stock based on 1 Touch achieving specific performance milestones. As of December 31, 2008, the earn-out payment was not earned.  Additionally, Daniel Lansman and Anthony Bumbaca, the owners of 1 Touch, became president and senior vice president of the Company, respectively, and each will receive (i) an annual base salary of $240,000, (ii) 5% commission from all revenues, less related expenses, received by the Company from parties introduced to the Company by them and prior customers of 1 Touch and (iii) a performance bonus based on 1 Touch achieving specific performance milestones. Furthermore, Mr. Lansman and Mr. Bumbaca will receive 18 months base salary in the event they are terminated without cause or for Good Reason as defined by their employment agreements. Mr. Lansman was appointed to the Company’s Board of Directors. In connection with the 1 Touch Merger Agreement, the Company issued 10,000,000 unregistered shares of common stock valued at $3,000,000. The shares were valued at the then recent contemporaneous offering price for a private placement of $0.30 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”). The total purchase price was $4,655,382 and includes the cash of $1,500,000, common stock valued at $3,000,000, and the total direct costs of $155,382.

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

Intangible assets acquired include Customer Relationships valued at $296,000 and email database valued at $292,000.

Goodwill is expected not to be deductible for income tax purposes.

Unaudited pro forma results of operations data as if the Company and 1 Touch had occurred as of June 27, 2007, the inception date, are as follows:

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2009 and our financial position as of March 31, 2009 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements.

Going Concern

As reflected in the accompanying consolidated financial statements for the three months ended March 31, 2009, the Company had a net loss of $1,402,745 and $705,320 of net cash used in operations. At March 31, 2009, the Company had a working capital deficiency of $2,566,436, which includes $1,380,000 of secured notes payable and an unsecured note payable of $50,000 with maturing dates in July 2009 and June 2009 respectively. Additionally, at March 31, 2009, the Company had an accumulated deficit of $4,908,176. These matters and the Company’s expected needs for capital investments required to support operational growth and maturing debt raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock, issuance of short-term debt securities and sales of advertising and data services. The Company was able to raise additional short-term debt financing of  $140,000 in May of 2009 and is currently finalizing investor due diligence on an equity raise of approximately $3,000,000 before any associated costs.  In Addition, the Company continues to reduce its operating costs. Also, the Company’s growth strategy is focused toward those product initiatives with high margins and strong cash flows.

Based on actions being taken to improve liquidity as discussed above, management believes that the Company will meet its expected needs required to continue as a going concern through March 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Options Acquisition Sub, Inc., 1 Touch Marketing, LLC and Icon Term Life, Inc.  All material inter-company balances and transactions have been eliminated in consolidation.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock  is based on the weighted-average number of  shares of common stock outstanding.  The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.  As of March 31, 2009, there were 3,407,887 options and 11,142,499 warrants outstanding which if exercised may dilute future earnings per share.

Segments

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recently Issued Accounting Standards

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.”  The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157.  On January 1, 2009, the company adopted SFAS 157 for non-financial assets and liabilities.  The adoption did not have a material impact on its financial position, cash flows or results of operations.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption on January 1, 2009 did not have a material impact on our disclosures.

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

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued.  This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption on January 1, 2009 did not have a material impact on the company’s financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES

On June 23, 2008, in connection with the Merger Agreement, the Company issued a 10% senior secured promissory note (the “Note”) in the original principal amount of $1,000,000 to CAN due on December 23, 2008.

The Note was subject to the terms and conditions set forth in that certain Security Agreement by and between the Company and CAN dated June 23, 2008 (the “Security Agreement”), pursuant to which the Company granted CAN a first priority security interest in all of the Company’s and Options’ personal property and assets.  The Note is senior in right of payment to all indebtedness incurred by the Company.  Options was a guarantor of this indebtedness.  The Company may prepay the Note, in whole or in part, provided that any prepayment will first be applied to expenses due under the Note, second to interest accrued under the Note and third to the payment of principal due under the Note.

On July 18, 2008, the Company borrowed $900,000 from a related party and used the proceeds (and existing cash) to prepay the CAN Note.  The $900,000 loan pays 7% per annum interest and is secured by a first lien of all of the Company’s assets and a pledge of the common stock of Options.  On August 14, 2008, the lender extended the due date of the $900,000 loan from September 18, 2008 to July 31, 2009. As of December 31, 2008, the principal balance and accrued interest on this note amounted to $500,000 and $20,443, respectively.  (See refinancing below)

On December 3, 2008, the Company borrowed $50,000, $80,000 and $100,000 from three related parties pursuant to Board authorized bridge loans with warrants. The Notes bear interest of 6% and becomes due in 6 months or pro rata as funds from a planned equity financing are received. The Company issued 230,000 three-year warrants with the notes exercisable at $0.75 per share. The warrants contain a cashless exercise provision. The relative fair value of the warrants was not material.

On January 13, 2009, the Company received $400,000 in cash and refinanced $680,000 of three existing loans from related parties consisting of $500,000 that was due on July 31, 2009 and $180,000 of the December 3, 2008 bridge loans. Under the Agreement, the Company issued 6% secured promissory notes due on July 13, 2009 (subordinated to the $300,000 loan discussed below), a total of 50,000 shares of common stock valued at $15,000 and recorded as a debt discount and a total of 820,000 five-year warrants exercisable at $0.75 per share. The Company also agreed to pay  $15,000 of legal fees of the lenders, which is recorded as a debt discount. These warrants contain a cashless exercise provision. The warrants were valued on the grant date at $0.29 per warrant for a total of $237,800 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 (based on the recent selling price of the Company’s common stock in a Private Placement), volatility of 216.52% (based on recent historical volatility), expected term of 5 years, and a risk free interest rate of 1.44%. The relative fair value of warrants, which is considered the debt discount, was $188,100.   In addition, 180,000 warrants originally issued in December 2008 were modified in January 2009 when the related notes were modified and an expense of $40,513 was recorded as a debt discount based on a valuation using the same assumptions as the above 820,000 warrants.  Another $11,240 was recorded for 50,000 previously issued warrants.  These warrant discount amounts plus the above $30,000 of lender fees will be amortized over the six months term of the loan.

On March 13, 2009, the Company borrowed $300,000 from GTF Holdings, Inc. Under the Agreement, the Company issued a 7% promissory note, due June 13, 2009. The note is secured with a priority lien on substantially all assets of the Company and guaranteed by the Company’s subsidiaries. The Company incurred $10,000 of fees to the lender resulting in a debt discount.

Notes payable and notes payable, related parties was as follows on March 31, 2009:

Principal	$1,430,000
Unamortized Debt Discount	(162,374)
Notes payable and notes payable, related parties, net	$1,267,626

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

On February 3, 2009, 1 Touch Marketing, LLC entered into an account receivable financing agreement with Crestmark Commercial Capital Lending LLC (“Crestmark”). Under the Agreement, Crestmark agreed to purchase from 1 Touch certain agreed upon accounts receivables (“Accounts”).  On March 13, 2009, 1 Touch terminated the Crestmark Agreement and settled all amounts that were due.

NOTE 4 - STOCKHOLDERS’ EQUITY

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

Simultaneous with the Merger, on June 23, 2008, the Company issued 2,250,000 shares pursuant to an employment agreement with Scott Frohman, the Company’s CEO.  Mr. Frohman was also granted a 10-year option to purchase 2,500,000 shares of common stock at $0.30 per share, vesting in 24 equal monthly installments.  For accounting purposes, the Company valued these shares at the fair market value on the date of grant at $0.30 per share or $675,000 based on the recent selling price of the Company’s common stock.  The $675,000 was expensed on the grant date since the shares were fully vested on the grant date.

Prior to the Options merger, the former Chief Executive Officer and Chief Financial Officer of the Company provided management services and office premises to the Company at no charge.  These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month.  During the year ended December 31, 2008, $5,767 in donated services and $1,442 in donated rent were charged to operations and recorded against additional paid in capital.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

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

On September 19, 2008, the Company granted 1,040,000 common shares to various employees for services. The common stock vests in equal annual increments over a three-year period subject to continued service as an employee of the Company on the applicable vesting date.  Accordingly, the shares are not considered outstanding as of March 31, 2009.  The shares were valued at $0.30 per share or $312,000 based on the recent private placement sales price.  As of December 31, 2008, 92,000 of these unvested shares were cancelled due to the termination of the employees and accordingly $2,683 of previously recognized expense was reversed.  In connection with this grant, the Company recognized net stock based expense of $23,700 for the three months ended March 31, 2009.

On October 6, 2008, in connection with an employment agreement with the Company’s Chief Information Officer, the Company granted 200,000 common shares for services valuated at $60,000 based on the recent offering price of $0.30 per share .  The common stock vests in equal annual increments over a three-year period subject to continued service as an employee of the Company on the applicable vesting date.  In connection with this grant, the Company recognized stock based expense of $5,000 for the three months ended March 31, 2009.

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

In January of 2009, the Company issued 15,000 shares of common stock as a settlement payment to a former employee.   These shares were valued at $0.30 per share or $4,500 (based on the recent selling price of the Company’s common stock in a Private Placement), The Company accrued a liability for this at December 31, 2008 and the amount was paid in January 2009.

In February 2009, the Company issued 100,000 shares of common stock to pay for leasehold improvements.  These shares we value at $0.30 per share or $30,000 (based on the recent selling price of the Company’s common stock in a Private Placement).

In March 2009 the Company entered into an investment advisory agreement and agreed to issue 200,000 immediately vested common shares, 100,000 common shares to vest in three months and 100,000 common shares to vest in six months. The shares were valued on the agreement date at $.30 based on the recent private placement sales price totaling $120,000 to be recognized pro-rata over the six-month agreement term.

On March 25, 2009 the Board authorized the grant of 1,150,000 common shares for consulting services. The shares were valued at $287,500 based on the planned private placement price of $0.25 per share and will be recognized over the vesting period.  These shares will cliff vest quarterly over 3 years and the expense through March 31, 2009 was not material.   This consulting agreement and related shares replaced and cancelled a prior agreement whereby 600,000 warrants exercisable at $0.10 per share were to be issued to an affiliate of GFT Holdings in connection with the $300,000 GTF Holding loan discussed above.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

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

A summary of the Company’s stock option activity during the three months ending March 31, 2009 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance Outstanding December 31, 2008	3,407,887	$––	––
Granted	––	$0.50	––
Exercised	––	$––	––
Fortified	––	$––	––
Expired	––	$––	––
Balance Outstanding March 31, 2009	3,407,887	$0.50	8.30
Exercisable March 31, 2009	1,124,583	$0.36	9.10

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

A summary of the quantity of employee common stock unvested, granted, vested and cancelled for the three months ended March 31, 2009 is presented below:

Unvested shares outstanding December 31, 2008	1,148,000
Shares vested in 2009	––
Unvested shares canceled in 2009	––
Unvested shares at March 31, 2009	1,148,000

As of March 31, 2009, there was $1,127,696 and $569,238 of total unrecognized compensation costs related to unvested options and common shares, respectively.  Those costs are expected to be recognized over a weighted-average period of 1.75 years and 2.0 years, respectively.

On June 23, 2008, in connection with an employment agreement with the Company’s CEO, the Company granted a 10-year option to purchase 2,500,000 shares of common stock at $0.30 per share, vesting in 24 equal monthly installments.  The 2,500,000 options were valued on the grant date at $0.30 per option or a total of $747,248 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share  (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of 10 years, and a risk free interest rate of 4.19%.  For the three months ended March 31, 2009, the Company recorded stock based compensation expense of $93,406.  At March 31, 2009, there was approximately $459,740 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

On July 11, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Strategic Officer.  Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options which are exercisable at $0.50 per share, of which 25,000 of these options vested after three months and the remaining options will vest in equal quarterly increments over a three-year period, subject to continued employment on the applicable vesting date.  These options were valued on the grant date at $0.29 per option or a total of $29,302 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of four years, and a risk free interest rate of 3.27%.  For the three months ended March 31, 2009, the Company recorded stock based compensation expense of $1,831.  At March 31, 2009, the remaining $16,483 of total unrecognized compensation expense was recognized since this employee was terminated and his options vested immediately

On October 6, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Information Officer.  Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options exercisable at the closing price of such stock on the date of the employment agreement, which was $1.30 per share.  The options vest pro-rata over 12 months.  The options were valued on the grant date at $1.15 per option for a total of $115,200 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 (based on the grant date quoted trading price of the Company’s common stock), volatility of 138.85% (based on recent historical volatility), expected term of 1 year, and a risk free interest rate of 2.45%.  For the three months ended March 31, 2009, the Company recorded stock based compensation expense of $28,800.  At March 31, 2009, there was approximately $57,600 of total unrecognized compensation expense related to non-vested option-based compensation.

On December 2, 2008, the Company granted 707,887 five-year non-qualified stock options exercisable at the closing price of such stock on the date of the employment agreement, which was $1.10 per share vesting in three annual installments.  The options were valued on the grant date at $0.97 per option for a total of $686,650 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 (based on the grant date quoted trading price of the Company’s common stock), volatility of 163.56% (based on recent historical volatility), expected term of 3 years, and a risk free interest rate of 1.65%.  For the three months ended March 31, 2009, the Company recorded stock based compensation expense of $57,221.  At March 31, 2009, there was approximately $610,356 of total unrecognized compensation expense related to non-vested option-based compensation.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Stock Warrants

During 2009, the Company issued warrants with debt.  Activity during 2009 was as follows:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balanced Outstanding December 31, 2008	10,322,499	––
Issued
Granted	820,000	0.75	5Years
Exercised	––	––
Expired	––	––
Balance Outstanding March 31, 2009	11,142,499	0.52	2.55Years
Exercisable, March 31, 2009	11,142,499	$0.52	2.55Years

NOTE 5 – CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  Management believes the financial risks associated with these financial instruments are not material.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.  No amounts exceeded federally insured limits at March 31, 2009.

Concentration of Revenues

During the three months ended March 31, 2009, no individual customer accounted for 10% of revenues.

Concentration of Accounts Receivable

As of March 31, 2009, no individual customer accounted for 10% of total accounts receivable.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

In January 2009, the Company received an additional $400,000 in cash from a related party director and refinanced $680,000 from related parties issuing notes for $1,080,000.

At March 31, 2009, accounts payable to related party officer and director amounted to $38,498.

On March 31, 2009, the company terminated two officers without cause. The company recognized $250,000 severance expense.  The liability is included in accrued expenses. The company also recognized $16,482 as stock compensation expense related to 62,500 unvested options that vested immediately upon such termination.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS

On April 15, 2009, the Company entered into a two-year term consulting agreement with a public relations firm. Under the agreement, the Company is required to pay $25,000 upon signing, $25,000 in five equal monthly installments beginning June 1, 2009 and ending October 1, 2009 and issue 500,000 shares of restricted common stock for services, which is valued at $125,000 based on a planned private placement price of $0.25 per share and which will be amortized over the term of the agreement.

In April and May 2009, the Company borrowed $100,000 and $40,000 respectively from four shareholders. Under the agreements, the Company issued four promissory notes without interest due December 31, 2009.

In May 2009, the Board of Directors authorized a private placement of up to 7,000,000 of the Company’s common stock at $0.25 per share.

In May 2009, the Company issued 214,285 shares of common stock at $0.25 per unit pursuant to a private placement, which generated net proceeds of approximately $53,571. The agreement contains anti-dilution protection at $0.25 per share for a period of 18 months whereby if the Company sells any shares or any securities exercisable or convertible in the common shares at a price less than $0.25, then the Company shall issue anti-dilution shares to the investor.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Options Media Group Holdings, Inc. (“Options Media” or the “Company”) is an e-mail services provider (“ESP”) of on-demand e-mail marketing that allows our clients to create, send, and track professional and permission-based e-mail marketing campaigns. Options Media provides clients with access to software, hardware, bandwidth, and exclusive domains and IP addresses, as well as the ability to upload and manage subscribers, and review and upload campaigns and track results for a 360-degree full-service customer marketing solution. Additionally, we are a leading provider of precision direct marketing solutions including e-mail marketing, SMS/mobile marketing, SMS/keyword marketing, custom lead generation and creative services. Our vast array of services and technologies enable marketers to identify, target, reach and build relationships with both consumers and businesses.

Prior to June 23, 2008, we were a start-up company without material assets or activities. On June 23, 2008, we completed a merger, pursuant to which a wholly-owned subsidiary of ours merged with and into Options Acquisition Sub, Inc. (“Options”), with Options being the surviving company (the “Options Merger”). In connection with the Options Merger, we discontinued our former business and succeeded to the business of Options as our sole line of business. The Options Merger is being accounted for as a purchase method acquisition pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and Options is the acquired company.

On September 19, 2008, the Company completed a merger with 1 Touch Marketing, LLC (“1 Touch”) (the “1 Touch Merger”). Pursuant to the 1 Touch Merger, Options Media acquired all of the membership interests of 1 Touch in exchange for common stock of Options Media and cash. The 1 Touch Merger is being accounted for as a purchase method acquisition pursuant to SFAS No. 141 “Business Combinations.” Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and 1 Touch is the acquired company.

For the three months ended March 31, 2009, we had a net loss of $1,402,745 and $705,320 of net cash used in operations. At March 31, 2009, we had a working capital deficiency of $2,566,436 and an accumulated deficit of $4,908,176.

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

We adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. Stock based compensation is measured at fair value at the time of the grant.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to SFAS Goodwill and Other Intangible Assets (“SFAS”) No. 142 and SFAS for the Impairment or Disposal of Long-lived Assets No. 144, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

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

The Company, in accordance with Emerging Issues Task Force (“EITF”) Issue 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent,” reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on and earns a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable.

The following policies reflect specific criteria for the various revenue streams of the Company:

Revenues for the Company sending direct emails of customer advertisements to our owned database or third party database of email addresses are recognized at the time the customer’s advertisement is e-mailed to recipients by the Company or third party mailing contractors.

Revenue from ESP activities which allow the customer to send the emails themselves, to our database of e-mail addresses include a monthly fee charged for the customer’s right to send a fixed number of e-mails per month. ESP revenue is generally collected upfront from customers for service periods of one to six months. This is listed as a deferred revenue in the liabilities section of our balance sheet. Thus, ESP revenue is deferred and recognized over the respective service period. Overage charges apply if the customer sends more emails in one month than is allowed per the contract. Accordingly, overage charges are accrued in the month of occurrence.

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

Results of Operations

Prior to June 23, 2008, we were in the development stage since our formation, without material assets or activities. Upon the consummation of Options Merger, we exited the development stage. Because we had no material operations in the three months ended March 31, 2008, we have eliminated year-to-year comparison since it is not meaningful.

Revenue:

Our revenue for the three months ended March 31, 2009 was $2,186,246. The following is the percentage of total revenue earned by each product:

Three Months ended March 31, 2009
Product	Percentage of Total Revenue
Email/CPM	43%
Leads	24%
ESP	22%
List	5%
SMS	5%
Other	1%

We expect our revenue to increase year over year as the online and SMS advertising markets grow and our strategic initiatives take hold.

Cost of Revenue

The cost of revenue for the three months ended March 31, 2009 was $654,006, 30% of revenue. The cost of revenue include fees due to list owners for the use of their data in list management advertising campaigns, outsourced leads, and outsourced data and data services. The cost of revenue will increase in the future as we grow our revenue.

Operating Expenses:

Server hosting and technology services	$231,990
Compensation and related cost	1,595,484
Commissions	302,135
Advertising	34,362
Rent	52,826
Bad debt	18,458
Other general and administrative	564,050
Total operating expenses	$2,799,305

Sever hosting and technology services expenses for the three months ended March 31, 2009 was $231,990, which consist of outsourced hosting, outsourced server costs, and other technology costs required to operate our ESP and list management product lines. For the three months ended March, 31 2009 these costs averaged 39% of combined ESP and list management revenue.

Compensation and related costs for the three months ended March 31, 2009 was $1,595,484, which includes salaries, related costs such as payroll taxes and employee severance expense of approximately $266,000. In addition, this expense includes non-cash stock base compensation of $226,439. The stock compensation represents expenses for employee restricted stock grants for services approximately of $28,700 and the fair value of options grants of $197,740 for employee services.  At March 31, 2009, we had approximately of $1,430,000 of stock based compensation expense, which we expect to recognize over the next two to three years.

Commission expense for the three months ended March 31, 2009 was $302,135, which represent the amounts we incurred for sales commissions on sales made during the quarter. This expense will increase as we grow our revenues.

Advertising expense for the three months ended March 31 2009 was $34,362. This expense primarily consists of expenses to attend trade shows which include travel expenses and trade show fees.

Rent expense for the three months ended March 31, 2009 was $52,826. At December 31, 2008, we consolidated our operations into one facility in Boca Raton at a monthly cost of approximately $17,600.

Bad debt expense for the three months ended March 31, 2009 was $18,458. The Company reviews the accounts receivables which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues.  During the three months ended March 31, 2009, the Company determined that a bad debt provision was required.

Other general and administrative expense for the three months ended March 31, 2009 was $564,050. The major items included in other general and administrative expense are approximately $205,000 for consulting and professional services, (which includes $20,000 of stock-based fees) and amortization of intangible assets of $141,090.

Other income (expense) for the three months ended March 31, 2009 was ($135,680). This included a $4,204 gain on extinguishment of a liability and $139,884 of interest expense on notes and capital leases, which included $108,951 for amortization of debt discounts.

The net loss for the three months ended March 31, 2009 was $1,402,745 and the net loss per share basic and diluted was $0.02.

Liquidity and Capital Resources

In the three months ended March 31, 2009, we used $705,320 to fund our operating activities. This consisted of our net loss $1,402,745 offset by certain larger non-cash items including stock for services to employees of $28,700, stock for services to non-employees of $100,000, stock options expense of $197,740, amortization of intangibles of $141,089 and amortization of debt discounts of $117,749.  We also used $2,714 in investing activities.  In the three months ended March 31, 2009, we were provided $676,248 from financing activities primarily from a secured note financing.

On January 13, 2009, we refinanced $680,000 of our outstanding loans and received $400,000 in new loans.  In consideration for the refinancing, the Company issued two investors 6% secured notes which are due July 13, 2009.  On March 13, 2009, we borrowed an additional $300,000 from an investor issuing him a 7% secured note due June 30, 2009. The January lenders subordinated their security interest to the March lender who has a security interest in substantially all of our assets. In May 2009, the Company borrowed $140,000 issuing unsecured notes due December 31, 2009.

On May 8, 2009, we received $53,571 from the sale of common stock.

As of May 13, 2009, we have approximately $265,000 in available cash.  We owe $1,430,000 in secured notes including $50,000 due on June 5, 2009 and $1,380,000 due on July 13, 2009 as well as an additional $140,000 unsecured notes due on December 31, 2009. We are currently seeking to raise additional money to meet our working capital needs including paying the loans described above. On May 14, 2009, we signed an exclusive investment banking agreement with Jessup & Lamont Securities Corporation, a national broker-dealer. There can be no assurances that it will be successful in raising the necessary working capital. If we are not able to raise at least $2,000,000, we may not be able to remain operational.

Related Party Transactions

See Note 6 to our unaudited condensed consolidated financial statements included in this Report for discussion of related party transactions.

New Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this Report for discussion of recent accounting pronouncements.

Forward Looking Statements

The statements in this Report relating to expected capital requirements revenues and liquidity are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the impact of intense competition, the continuation or worsening of current economic conditions and the condition of the domestic and global credit and capital markets.  For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-K for the year ended December 31, 2008.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies

Item 4.

Controls and Procedures.

Not applicable to smaller reporting companies

Item 4T.

Controls and Procedures.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2009, the Company made no changes in the control procedures related to financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below. Unless stated, all securities are shares of common stock.

Name or Class of Investor	Date Sold	No. of Securities	Reason for Issuance
Employee	January 22, 2009	15,000	Under settlement agreement
Service provider	February 2, 2009	100,000	For services
Investor relations	March 1, 2009	400,000	Under investor relations agreement
Consultant	March 30, 2009	1,150,000	Under consulting agreement

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this Report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

No.	Description	Incorporated By Reference	Exhibit #
2.1	Agreement of Merger and Plan of Reorganization, dated as of June 23, 2008, by and among Options Media Group Holdings, Inc., Options Acquisition Sub, Inc., Customer Acquisition Network Holdings, Inc. and Options Acquisition Corp.	Form 8-K filed on June 25, 2008	2.1
2.2	Certificate of Merger, merging Options Acquisition Corp. with and into Options Acquisition Sub, Inc., filed with the Secretary of State of the State of Delaware on June 23, 2008	Form 8-K filed on June 25, 2008	2.2
3.1	Amended and Restated Articles of Incorporation	Form 8-K filed on June 25, 2008	3.1
3.2	Certificate of Amendment	Form 8-K filed on June 25, 2008	3.2
3.3	Certificate of Change	Form 8-K filed on June 25, 2008	3.3
4.1	Form of Warrant dated January 13, 2009	Filed With this Report
4.2	GFT Holdings, Inc. Secured Promissory Note dated March 13, 2009	Filed with this Report
4.3	Form of Secured Promissory Note dated January 13, 2009	Filed with this Report
10.1	Subscription Agreement dated January 13, 2009	Filed with this Report
10.2	Security Agreement dated January 13, 2009	Filed with this Report
10.3	First Amendment to Security Agreement dated March 13, 2009	Filed with this Report
10.4	GFT Holdings, Inc. Loan Agreement dated March 13, 2009	Filed with this Report
10.5	Subordination Agreement dated March 13, 2009	Filed with this Report
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this Report
32.1	Certification of Principal Executive Officer (Section 906)	Filed with this Report
32.2	Certification of Principal Financial Officer (Section 906)	Filed with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

May 15, 2009	/s/ Scott Frohman
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

May 15, 2009	/s/ Steven Stowell
Steven Stowell
Chief Financial Officer (Principal Financial Officer)