Form 10-Q
period 2009-06-30
Options Media Group Holdings, Inc.
filed 2009-08-14
CIK 1413993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common Stock, $0.001 par value per share	61,722,284 shares

OPTIONS MEDIA GROUP HOLDINGS, INC.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Consolidated Balance Sheets for the Six Months Ended June 30, 2009 (Unaduited)
and December 31, 2008

1

(Unaudited) Consolidated Statements of Operations for the Three Months Ended
June 30, 2009, 2008 and for the Six Months Ended June 30, 2009 and 2008

2

(Unaudited) Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2009 and 2008

3

Notes to (Unaudited) Consolidated Financial Statements

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

21

Item 4.

Controls and Procedures

21

Item 4T.

Controls and Procedures

21

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Submission of Matters to a Vote of Security Holders

23

Item 5.

Other Information

23

Item 6.

Exhibits

24

Signatures

25

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	For the Six Months Ended June 30, 2009	For the Year Ended December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$253,940	$122,165
Accounts receivable, net	985,730	472,139
Prepaid expenses	222,803	46,841
Other current assets	13,730	11,525
Total Current Assets	1,476,203	652,670

Property and equipment, net	165,402	211,984
Software, net	49,261	64,857
Goodwill	11,107,784	11,107,784
Intangible Assets, net	585,177	867,354
Other assets	36,259	35,300

Total assets	$13,420,086	$12,939,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$—	$154
Accounts payable	1,729,629	1,154,632
Accrued expenses	806,190	299,521
Notes payable, related parties, net of discount	1,488,960	730,000
Notes payable	60,000	––
Deferred revenue	80,294	82,609
Obligations under capital leases	3,335	12,014
Other current liabilities	279,392	253,335
Due to related party	79,735	40,216

Total Current Liabilities	4,527,535	2,572,481

Total liabilities	4,527,535	2,572,481

Stockholders' Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	––	––
Common stock; $0.001 par value, 100,000,000 shares authorized, 59,765,117 and 58,239,999 issued and outstanding, at June 30, 2009 and December 31, 2008, respectively	59,764	58,240
Additional paid-in capital	14,966,067	13,859,659
Subscription receivable	––	(45,000)
Accumulated deficit	(6,133,280)	(3,505,431)

Total Stockholders' Equity	8,892,551	10,367,468

Total Liabilities and Stockholders' Equity	$13,420,086	$12,939,949

See accompanying unaudited notes to consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$2,246,125	$41,934	$4,432,371	$41,934
Cost of revenues	707,044	1,942	1,361,050	1,942

Gross profit	1,539,081	39,992	3,071,321	39,992

Operating expenses:
Server hosting and technology services	252,799	21,707	484,789	21,707
Compensation and related cost	1,086,872	697,226	2,682,356	697,226
Commissions	285,947	1,237	588,082	1,237
Advertising	16,479	431	50,841	431
Bad Debt	79,103	—	97,561	—
Rent	52,337	2,088	105,163	2,838
Other general and administrative	827,845	100,224	1,391,895	113,737

Total operating expenses	2,601,382	822,913	5,400,687	837,176

Income (loss) from operations	(1,062,301)	(782,921)	(2,329,366)	(797,184)
Other income (expense):
Other income	—	—	4,204	—
Interest expense	(162,803)	(2,715)	(302,687)	(2,715)

Net income (loss)	$(1,225,104)	$(785,636)	$(2,627,849)	$(799,899)

Net Loss Per Share Basic and Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.03)

Weighted Average Shares Outstanding	59,134,522	31,147,137	58,683,844	30,774,711

See accompanying unaudited notes to consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Operating Activities:
Net Income (Loss)	$(2,627,849)	$(799,899)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock Granted For Services To Non-Employees	60,000	––
Stock Granted For Employee Settlement	4,500	––
Stock Granted For Services To Employees	66,600	682,290
Stock Options Granted For Services	369,450	––
Donated Services	––	7,209
Amortization Of Debt Discount	258,811	––
Amortization Of Prepaid Expenses	179,583	—
Depreciation	64,892	6,861
Amortization Of Intangibles	282,177	––
Bad Debt	97,561	26,933
Changes in operating assets and liabilities:
Accounts Receivable	(611,151)	118,994
Prepaids	(11,587)	(152,600)
Other Current Assets	(3,164)	––
Accounts Payable	574,997	(13,699)
Accrued Expenses	506,670	––
Deferred Revenues	(2,315)	29,033
Due To Related Parties	39,519	––
Other Current Liabilities	26,057	––
Net Cash Used In Operations	(725,249)	(94,878)

Investing Activities
Purchase Of Property And Equipment	(2,714)	––
Acquisition Of Subsidiaries, Net Of Cash Acquired	––	(2,993,669)
Net Cash Used In Investing Activities	(2,714)	(2,993,669)

Financing Activities
Bank Overdraft	(154)	––
Net Proceeds from Issuance of Common Stock	—	3,754,100
Advances (repayments) on lines of credit, net	—	2,454
Proceeds From Sales of Common Stock	53,571	––
Proceeds From Loans	815,000	––
Principal Payments on Capital Lease Obligations	(8,679)	––

Net Cash Provided by Financing Activities	859,738	3,756,554

Net Increase (Decrease) In Cash	131,775	668,007
Cash Beginning Of Period	122,165	57,245

Cash End Of Period	$253,940	$725,252

See accompanying unaudited notes to consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Supplemental Disclosure of Cash Flow Information:

Cash Paid For Interest	$11,223	$––
Cash Paid For Taxes	$––	$––

Supplemental Disclosure Of Non-Cash Investing
and Financing Activities:

Refinancing Of Promising Notes	$680,000	$––
Prepaid Common Stock issued for services	$343,958	$—
Common Stock issued for debt discount	$15,000	$—
Issuance of a note payable in connection with the acquisition of business	$—	$1,000,000
Issuance of common stock in connection with the acquisition of business	$—	$3,750,000

See accompanying unaudited notes to consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Options was originally formed in Florida on February 22, 2000 under the name Options Newsletter, Inc. and is engaged in the design of custom email delivery solutions for commercial customers. On January 4, 2008, Options Newsletter, Inc. merged with and into Options Acquisition Sub, Inc., a newly formed, wholly-owned Delaware subsidiary of Customer Acquisition Network Holdings, Inc., a Delaware corporation (“CAN”), with Options being the surviving corporation. Options began selling advertising space within free electronic newsletters that it published and emailed to subscribers. Options also generated leads for customers by emailing its customers’ advertisements to various email addresses from within its database. Options is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. Options also manages and markets its customers’ lists and makes them available to advertisers who are trying to reach customers similar to theirs. During the year ended December 31, 2008, the majority of Options’ revenue was derived from being an ESP, but it continues to provide email customer advertisements on a cost per lead generated basis.

On September 19, 2008, the Company completed a merger with 1 Touch Marketing, LLC (“1 Touch”). 1 Touch is an online direct marketing and data services company. 1 Touch was formed on October 23, 2003 as a Florida Limited Liability Corporation. 1 Touch offers its products and services to traditional advertising agencies and online marketing agencies. These resellers/agencies offer the 1 Touch’s products and services to their clients as a stand-alone marketing effort or as part of a larger multi-channel marketing campaign. 1 Touch also offers its products and services to a network of list brokers. These organizations market postal lists and offer its email marketing lists. 1 Touch generates revenue from its product lines, which include email marketing campaigns, lead generation and direct mail and postal lists.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at inception date or June 27, 2007 and is not intended to be a projection of future results.

Merger with 1 Touch

On August 27, 2008, the Company entered into an Agreement and Plan of Merger with 1 Touch (the “1 Touch Merger Agreement”). The acquisition closed on September 19, 2008. Pursuant to the 1 Touch Merger Agreement, Options Media acquired all of the membership interests of 1 Touch in exchange for common stock of the Company and cash. The two owners of 1 Touch received their proportionate share of (i) $1,500,000 in cash, (ii) 10,000,000 shares of the Company’s common stock of which 1,000,000 shares have piggy-back registration rights, and (iii) the right to receive a maximum earn-out payment of 6,000,000 shares of the Company’s common stock based on 1 Touch achieving specific performance milestones. As of December 31, 2008, the earn-out payment was not earned. Additionally, Daniel Lansman and Anthony Bumbaca, the owners of 1 Touch, became president and senior vice president of the Company, respectively. Mr. Lansman was appointed to the Company’s Board of Directors. Messrs. Lansman and Bumbaca each signed two year employment agreements which provided for an annual base salary of $240,000 per year and 18 months base salary and other benefits in the event of termination without cause or for Good Reason as defined in their employment agreements. On May 20, 2009, Mr. Bumbaca entered into a General Release and Termination Agreement with the Company and his employment was terminated. As part of the Agreement, Mr. Bumbaca received a $200,000 non-compete fee and agreed not to sell any of the 5,000,000 shares of the Company’s common stock which he owns for a period of one year. In connection with the 1 Touch Merger Agreement, the Company issued 10,000,000 unregistered shares of common stock valued at $3,000,000. The shares were valued at the then recent contemporaneous offering price for a private placement of $0.30 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”). The total purchase price was $4,655,382 and includes the cash of $1,500,000, common stock valued at $3,000,000, and the total direct costs of $155,382.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2009 and our financial position as of June 30, 2009 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2009, the Company had a net loss of $2,627,849 and $725,249 of net cash used in operations. At June 30, 2009, the Company had a working capital deficiency of $3,051,332, which includes $1,080,000 and $290,000 of secured notes payable with maturing dates of August 31, 2009 and September 30, 2009 respectively (See Note 7) and unsecured notes payable of $90,000 and $100,000 with maturing dates in August 2009 and December 2009 respectively. Additionally, at June 30, 2009, the Company had an accumulated deficit of $6,133,280. These matters and the Company’s expected needs for capital investments required to support operational growth and maturing debt raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock, issuance of short-term debt securities and sales of advertising and data services. The Company was able to raise additional equity financing of approximately $50,000 in July of 2009 and is currently finalizing investor due diligence on an equity raise of approximately $3,000,000 before any associated costs. In addition, the Company continues to reduce its operating costs. Also, the Company’s growth strategy is focused toward those product initiatives with high margins and strong cash flows.

Based on actions being taken to improve liquidity as discussed above, management believes that the Company will meet its expected needs required to continue as a going concern through June 30, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Options and 1 Touch.  All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

The most significant estimates include the valuation of accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance.

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable, accrued expenses, notes payable and deferred revenue are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments. The carrying amount of the Company’s obligations under capital leases approximate quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

Net Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is based on the weighted-average number of shares of common stock outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. As of June 30, 2009, there were 3,407,887 options and 11,142,499 warrants outstanding which if exercised may dilute future earnings per share.

Segments

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that has previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“round-down” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this Issue and the amounts recognized in the statement of financial position at initial application of this Issue. The amounts recognized in the statement of financial position as a result of the initial application of this Issue shall be determined based on the amounts that would have been recognized if the guidance in this Issue had been applied from the issuance date of the instrument. The Company implemented this standard on January 1, 2009.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(UNAUDITED)

NOTE 3 – NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES (Continued)

On January 13, 2009, the Company received $400,000 in cash and refinanced $680,000 of three existing loans from related parties consisting of $500,000 that was due on July 31, 2009 and $180,000 of the December 3, 2008 bridge loans. Under the Agreement, the Company issued 6% secured promissory notes due on July 13, 2009, which was extended to August 31, 2009. (subordinated to the $300,000 loan discussed below), a total of 50,000 shares of common stock valued at $15,000 and recorded as a debt discount and a total of 820,000 five-year warrants exercisable at $0.75 per share. The Company also agreed to pay $15,000 of legal fees of the lenders, which is recorded as a debt discount. These warrants contain a cashless exercise provision. The warrants were valued on the grant date at $0.29 per warrant for a total of $237,800 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 (based on the recent selling price of the Company’s common stock in a Private Placement), volatility of 216.52% (based on recent historical volatility), expected term of 5 years, and a risk free interest rate of 1.44%. The relative fair value of warrants, which is considered the debt discount, was $188,100.  In addition, 180,000 warrants originally issued in December 2008 were modified in January 2009 when the related notes were modified and an expense of $40,513 was recorded as a debt discount based on a valuation using the same assumptions as the above 820,000 warrants. Another $11,240 was recorded for 50,000 previously issued warrants. These warrant discount amounts plus the above $30,000 of lender fees will be amortized over the six months term of the loan.

On March 13, 2009, the Company borrowed $290,000 from GTF Holdings, Inc. (“GFT”). Under the Agreement, the Company issued a 7% promissory note, due June 30, 2009, which was extended to September 30, 2009 (see Note 7). The note is secured with a priority lien on substantially all assets of the Company and guaranteed by the Company’s subsidiaries. The Company incurred $3,790 of fees to the lender related fees which was paid directly by the Company to the lender attorney resulting in a debt discount which was fully amortized as of June 30, 2009.

In April and May 2009, the Company borrowed a total of $100,000 from three shareholders. Under the agreements, the Company issued three promissory notes without interest due December 31, 2009. An additional $40,000 was borrowed from a shareholder bearing 6% interest with a maturity date of August 31, 2009.

Notes payable, related parties was as follows on June 30, 2009:

Principal	$1,510,000
Unamortized Debt Discount	(21,040)
Notes payable, related parties, net	$1,488,960

On February 3, 2009, 1 Touch Marketing, LLC entered into an account receivable financing agreement with Crestmark Commercial Capital Lending LLC (“Crestmark”). Under the Agreement, Crestmark agreed to purchase from 1 Touch certain agreed upon accounts receivables Accounts. On March 13, 2009, 1 Touch terminated the Crestmark Agreement and settled all amounts that were due.

NOTE 4 - STOCKHOLDERS’ EQUITY

Capital Structure

The Articles of Incorporation authorized the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock having a par value of $0.001 per share.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

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

In January 2009, the Company issued 15,000 shares of common stock as a settlement payment to a former employee.  These shares were valued at $0.30 per share or $4,500 (based on the recent selling price of the Company’s common stock in a Private Placement), The Company accrued a liability for this at December 31, 2008 and the amount was paid in January 2009.

In January 2009, the Company issued 350,000 vested shares of common stock pursuant to an eighteen month consulting agreement. These shares were valued at $105,000 or $0.30 per share, based on the recent selling price of the Company’s common stock in a private placement and will be amortized over the term of the agreement.

In February 2009, the Company issued 100,000 shares of common stock to pay for leasehold improvements. These shares were valued at $0.30 per share or $30,000 (based on the recent selling price of the Company’s common stock in a Private Placement).

In March 2009, the Company entered into an investment advisory agreement and agreed to issue 200,000 immediately vested shares of common stock, 100,000 shares of common stock to vest in three months and 100,000 shares of common stock to vest in six months. The shares were valued on the agreement date at $0.30 based on the recent private placement sales price totaling $120,000 to be recognized pro-rata over the six-month agreement term. As of June 30, 2009, 300,000 shares have vested under this agreement.

In March 2009, the Board authorized the grant of 1,150,000 shares of common stock for consulting services. The shares were valued at $287,500 based on the planned private placement price of $0.25 per share and will be recognized over the vesting period. These shares will vest quarterly over 3 years and the expense through March 31, 2009 was not material.  This consulting agreement and related shares replaced and cancelled a prior agreement whereby 600,000 warrants exercisable at $0.10 per share were to be issued to an affiliate of GFT in connection with the GFT loan discussed above. As of June 30, 2009, 95,833 shares have vested under this agreement.

In April 2009, the Company entered into a two year term consulting agreement with a public relations firm. Under the agreement, the Company issued 500,000 shares of vested restricted common stock for services, which is valued at $125,000 based on a planned private placement price of $0.25 per share and will be amortized over the term of the agreement.

In May 2009, the Company issued 214,285 shares of common stock at $0.25 per unit pursuant to a private placement, which generated net proceeds of approximately $53,571. The agreement contains anti-dilution protection at $0.25 per share for a period of 18 months whereby if the Company sells any shares or any securities exercisable or convertible into shares of common stock at a price less than $0.25, then the Company shall issue anti-dilution shares to the investor. As a result of the private placement discussed in Note 7, the Company is required to issue anti-dilution shares to the investor.

In June 2009, the Company issued 50,000 shares of fully vested restricted common stock to an employee. The shares were valued at $0.25 per share based on the recent selling price of the Company’s common in a private placement for a value of $12,500.

Stock options

2008 Equity Incentive Plan

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

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

The Plan provides for the grant of incentive stock options (“ISOs”) as defined by the Internal Revenue Code. For any ISOs granted, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options granted under the Plan shall expire no later than 10 years after the date of grant, except for ISOs granted to 10% shareholders, which must expire not later than five years from grant. The option price may be paid in United States dollars by check or other acceptable instrument including wire transfer or, at the discretion of the Board or the Committee, by delivery of our common stock having fair market value equal as of the date of exercise to the cash exercise price or a combination thereof.

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

A summary of the Company’s stock option activity during the six months ending June 30, 2009 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance Outstanding December 31, 2008	3,407,887	$0.50	––
Granted	––	$—	––
Exercised	––	$––	––
Fortified	––	$––	––
Expired	––	$––	––
Balance Outstanding June 30, 2009	3,407,887	$0.50	8.10
Exercisable June, 30, 2009	1,465,833	$0.36	7.20

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

A summary of the quantity of employee common stock unvested, granted, vested and cancelled for the six months ended June 30, 2009 is presented below:

Unvested shares outstanding December 31, 2008	1,148,000
Shares vested in 2009	––
Unvested shares canceled in 2009	300,000
Unvested shares at June 30, 2009	848,000

As of June 30, 2009, there was $873,671 and $326,488 of total unrecognized compensation costs related to unvested options and common shares, respectively. Those costs are expected to be recognized over a weighted-average period of 1.5 years and 1.83 years, respectively.

On June 23, 2008, in connection with an employment agreement with the Company’s CEO, the Company granted a 10-year option to purchase 2,500,000 shares of common stock at $0.30 per share, vesting in 24 equal monthly installments. The 2,500,000 options were valued on the grant date at $0.30 per option or a total of $747,248 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of 10 years, and a risk free interest rate of 4.19%. For the six months ended June 30, 2009, the Company recorded stock based compensation expense of $186,812. At June 30, 2009, there was approximately $366,334 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

On July 11, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Strategic Officer. Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options which are exercisable at $0.50 per share, of which 25,000 of these options vested after three months and the remaining options will vest in equal quarterly increments over a three-year period, subject to continued employment on the applicable vesting date. These options were valued on the grant date at $0.29 per option or a total of $29,302 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of four years, and a risk free interest rate of 3.27%. For the six months ended June 30, 2009, the Company recorded stock based compensation expense of $18,314. At June 30, 2009, the Company does not have any unrecognized compensation expense since this employee was terminated and his options vested immediately.

On October 6, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Information Officer. Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options exercisable at the closing price of such stock on the date of the employment agreement, which was $1.30 per share. The options vest pro-rata over 12 months. The options were valued on the grant date at $1.15 per option for a total of $115,200 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 (based on the grant date quoted trading price of the Company’s common stock), volatility of 138.85% (based on recent historical volatility), expected term of 1 year, and a risk free interest rate of 2.45%. For the six months ended June 30, 2009, the Company recorded stock based compensation expense of $57,600. At June 30, 2009, there was approximately $28,800 of total unrecognized compensation expense related to non-vested option-based compensation.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

On December 2, 2008, the Company granted 612,419 five-year non-qualified stock options exercisable at the closing price of such stock on the date of the employment agreement, which was $1.10 per share vesting in three annual installments. The options were valued on the grant date at $0.97 per option for a total of $594,046 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 (based on the grant date quoted trading price of the Company’s common stock), volatility of 163.56% (based on recent historical volatility), expected term of 3 years, and a risk free interest rate of 1.65%. For the six months ended June 30, 2009, the Company recorded stock based compensation expense of $106,725. At June 30, 2009, there was approximately $478,537 of total unrecognized compensation expense related to non-vested option-based compensation.

Stock Warrants

During 2009, the Company issued warrants with debt. Activity during 2009 was as follows:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balanced Outstanding December 31, 2008	10,322,499	$0.51
Issued	––	––
Granted	820,000	$0.75	5Years
Exercised	––	––
Expired	––	––
Balance Outstanding June 30, 2009	11,142,499	$0.52	2.55Years
Exercisable, June 30, 2009	11,142,499	$0.52	2.55Years

NOTE 5 – CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. No amounts exceeded federally insured limits at June 30, 2009.

Concentration of Revenues

During the six months ended June 30, 2009, no individual customer accounted for 10% of revenues.

Concentration of Accounts Receivable

As of June 30, 2009, no individual customer accounted for 10% of total accounts receivable.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(UNAUDITED)

NOTE 6 – RELATED PARTY TRANSACTIONS

In January 2009, the Company received $400,000 in cash from a related party and refinanced $680,000 from related parties issuing notes for $1,080,000.

On March 31, 2009, the Company terminated an officer without cause. Additionally, on May 20, 2009, the Company terminated an officer with cause. The Company recognized $250,000 severance expense. The liability is included in accrued expenses. The Company also recognized $16,482 as stock compensation expense related to 62,500 unvested options that vested immediately upon such termination.

At June 30, 2009, the Company owed two officers and directors $79,735 for expenses they personally advanced on behalf of the Company.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company commenced a private placement through a national broker dealer seeking to sell 14,000,000 shares of common stock at $0.20 per share. To date, the Company has sold approximately 260,000 shares as part of that offering.

On July 14, 2009, the Company signed a letter of intent to acquire Bullroarer Corporation Pty Ltd. (“Bullroarer”), an Australian based mobile technology and content provider. Under the terms of the transaction, the shareholders of Bullroarer will receive 25,484,234 shares of common stock and warrants to purchase 2,831,582 common shares. Additionally, the Company will enter into two 2-year employment agreements with co-executive officers of Bullroarer and a management company controlled by the two co-chief executive officers will receive options to purchase 19,254,755 shares of common stock. The options and the warrants described above will be exercisable at the closing price on the date of closing and vest subject to certain performance and revenue milestones. As a condition to closing, the Company shall contribute $1,200,000 to Bullroarer which shall be used for working capital purposes. The Company shall raise the $1,200,000 in a private placement of the Company’s common stock at a purchase price of no less than $0.20 per share. Also, the Company will pay Bullroarer an additional $800,000 on December 31, 2009; if the Company does not, the performance milestones upon which the options and warrants vest will be modified. The letter of intent contains certain break-up fees. If all the conditions of closing are satisfied and the Company fails to consummate the closing then the Company shall pay a fee to Bullroarer of $100,000 and reimburse them up to $75,000 for reasonable expenses incurred.

On August 14, 2009, GFT extended the due date on its 7% senior secured promissory note from June 30, 2009 (date of default) until September 30, 2009.  In consideration for the extension and for not exercising its default rights, the Company paid $8,509 which was all of the accrued interest owed under the note and issued GFT 200,000 shares of the Company’s common stock which was valued at $0.20 per share based on a contemporaneous private placement totaling $40,000 which will be treated as a debt discount and amortized over the new term of the debt.  Additionally, the Company agreed to pay 12% per annum interest paid monthly (in lieu of 7% per annum interest under the note) and agreed to pay GFT 30% of the net proceeds in a private placement of the Company’s securities up to the then outstanding principal and interest owed on the note.

In July 2009, the Company defaulted on $1,080,000 of secured notes held by two shareholders.   Subsequently, the shareholders have agreed to extend the due dates of the notes based on the original note terms until August 31, 2009.

On August 2, 2009, the Company issued 50,000 shares of vested common stock valued at $0.20 per unit based on a contemporaneous private placement totaling $10,000 pursuant to a consulting agreement for services rendered.

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

Critical Accounting Policies

This discussion and analysis of our unaudited financial condition presented in this section is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowance for accounts receivable, purchase price fair value allocation for business combinations, valuation and amortization periods of intangible assets, valuation of goodwill, and the valuation of stock based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to SFAS Goodwill and Other Intangible Assets SFAS No. 142 and SFAS for the Impairment or Disposal of Long-lived Assets No. 144, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

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

The following policies reflect specific criteria for the various revenue streams of the Company:

Revenues for the Company sending direct emails of customer advertisements to our owned database or third party database of e-mail addresses are recognized at the time the customer’s advertisement is e-mailed to recipients by the Company or third party mailing contractors.

Revenue from ESP activities which allow the customer to send the emails themselves, to our database of e-mail addresses include a monthly fee charged for the customer’s right to send a fixed number of e-mails per month. ESP revenue is generally collected upfront from customers for service periods of one to six months. This is listed as a deferred revenue in the liabilities section of our balance sheet. Thus, ESP revenue is deferred and recognized over the respective service period. Overage charges apply if the customer sends more e-mails in one month than is allowed per the contract. Accordingly, overage charges are accrued in the month of occurrence.

Revenue from list management services, which principally includes e-mail transmission services of third party promotional and e-commerce offers to a licensed e-mail list, is recognized when Internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients. The Company reports this revenue gross in accordance with EITF 99-19 because it is responsible for fulfillment of the service, has substantial latitude in setting price and assumes the credit risk for the entire amount of the sale, and it is responsible for the payment of all obligations incurred with advertiser e-mail list owner. Cost of revenue from list management services are costs incurred to the e-mail list owners whom the Company has licensed such email list.

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

Results of Operations

Prior to June 23, 2008, we were in the development stage since our formation, without material assets or activities. Upon the consummation of Options Merger, we exited the development stage. Since we had no material activities other than compensation expense in the six months ended June 30, 2008, we have limited year-to-year comparison where it is not meaningful.

Revenue:

Our revenue for the three months and six months ended June 30, 2009 was $2,246,125 and $4,432,371 respectively. The following is the percentage of total revenue earned by each product:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Product	Percentage of Total Revenue
Email/CPM	47%	46%
Leads	25%	24%
ESP	21%	21%
List	3%	4%
SMS	3%	4%
Other	1%	1%

We expect our revenue to increase year over year as the online and SMS advertising markets grow and our strategic initiatives take hold.

Cost of Revenue

The cost of revenue for the three months and six months ended June 30, 2009 was $707,044 and $1,361,050; this represents 32% and 31% of revenue respectively. The cost of revenue include fees due to list owners for the use of their data in list management advertising campaigns, outsourced leads, and outsourced data and data services. The cost of revenue will increase in the future as we grow our revenue.

Operating Expenses:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Server hosting and technology services	$252,799	$484,789
Compensation and related cost	1,086,872	2,682,356
Commissions	285,947	588,082
Advertising	16,479	50,841
Rent	52,337	105,163
Bad debt	79,103	97,561
Other general and administrative	827,845	1,391,895
Total operating expenses	$2,601,382	$5,400,687

Sever hosting and technology services expense for the three months and six months ended June 30, 2009 was $252,799 and $484,789 respectively, which consists of outsourced hosting, outsourced server costs, and other technology costs required to operate our ESP and list management product lines. For the three months and six months ended June 30, 2009 these costs averaged 38% of combined ESP and list management revenue.

Compensation for the three months and six months ended June 30, 2008 was $697,226 of which $682,290 were related to stock based compensation expense which is attributable to shares issued and stock options granted to our chief executive officer pursuant to an employment agreement. Compensation and related costs for the three months and six months ended June 30, 2009 was $1,086,872 and $2,682,356 respectively, which includes salaries and related costs such as payroll taxes and employee severance expense of approximately $266,000. In addition, this expense includes non-cash stock base compensation of $209,610 and $436,140 respectively. The stock compensation represents expenses for employee restricted stock grants for services approximately of $37,900 and

$66,600 and the fair value of options grants of $171,710 and $369,450 respectively, for employee services. At June 30, 2009, we had approximately of $1,200,159 of stock based compensation expense, which we expect to recognize over the next two to three years. The compensation expense in the second quarter decreased primarily as the result of expensing $266,000 in the first quarter in severance and stock option expenses resulting from the termination of two officers.

Commission expense for the three months and six months ended June 30, 2009 was $285,974 and $588,082 respectively, which represent the amounts we incurred for sales commissions on sales made during the quarter. This expense will increase as we grow our revenues.

Advertising expense for the three months and six months ended June 30, 2009 was and $16,479 and $50,841 respectively. This expense primarily consists of expenses to attend trade shows which include travel expenses and trade show fees.

Rent expense for the three months and six months ended June 30, 2009 was $52,337 and $105,163. Our operations are based in one facility located in Boca Raton at a monthly cost of approximately $17,600.

Bad debt expense for the three months and six months ended June 30, 2009 was $79,103 and $97,561respectively. The Company reviews the accounts receivables which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues. During the six months ended June 30, 2009, the Company determined that a bad debt provision was required.

Other general and administrative expense for the three months and six months ended June 30, 2009 was $827,845 and $1,391,895 respectively. The major items included in other general and administrative expense are approximately $546,602 and $751,875 respectively, for consulting and professional services, and amortization of intangible assets of $141,089 and $282,177 respectively.

Other income (expense) for the three months and six months ended June 30, 2009 was ($162,803) and ($298,483) net respectively. This included a $4,204 gain on extinguishment of a liability and $302,687 of interest expense on notes and capital leases, which included $258,811 for amortization of debt discounts.

The net loss for the three months and six months ended June 30, 2009 was $1,225,104 and $2,627,849 respectively, and the net loss per share basic and diluted was $0.02 and $0.04 respectively.

Liquidity and Capital Resources

In the six months ended June 30, 2009, we used $725,249 to fund our operating activities. This consisted of our net loss $2,627,849 offset by certain larger non-cash items including stock for services to employees of $66,600, stock for services to non-employees of $60,000, stock options expense of $369,450, amortization of intangibles of $282,177 and amortization of debt discounts of $258,811. We also used $2,714 in investing activities. In the six months ended June 30, 2009, we were provided $859,738 from financing activities primarily from a secured note financing.

On January 13, 2009, we refinanced $680,000 of our outstanding loans and received $400,000 in new loans.  In consideration for the refinancing, the Company issued two investors (the “January Lenders”) 6% secured notes which were due July 13, 2009 but were extended until August 31, 2009.  On March 13, 2009, we borrowed an additional $290,000 from an investor (the “March Lender”) issuing him a 7% secured note due June 30, 2009, which has been extended until September 30, 2009.  The January Lenders subordinated their security interest to the March Lender who has a security interest in substantially all of our assets. We intend to repay the March Lender with the proceeds of our current private placement and are obligated to pay him 30% of the net proceeds.

In May 2009, the Company borrowed $40,000 and $100,000 issuing unsecured notes due on August 31, 2009 and December 31, 2009, respectively.  Additionally, the Company also recently borrowed $100,000 from three investors without interest.  On May 8, 2009, we received $53,571 from the sale of the Company’s common stock.

As of the date of this report, we have limited working capital.  We are currently seeking to raise additional money to meet our working capital needs including paying the loans described above. On May 14, 2009, we signed an exclusive investment banking agreement with Jessup & Lamont Securities Corporation, a national broker-dealer. There can be no assurances that it will be successful in raising the necessary working capital. If we are not able to raise at least $2,000,000, we may not be able to remain operational.

Related Party Transactions

See Note 6 to our unaudited condensed consolidated financial statements included in this report for discussion of related party transactions.

New Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Forward Looking Statements

The statements in this report relating to expected capital requirements, revenues and liquidity are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter, we sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below. Unless stated, all securities are shares of common stock.

Name or Class of Investor	Date Sold	No. of Securities	Reason for Issuance
Consultant	April 15, 2009	500,000	Consulting agreement
Noteholder	April 22, 2009	40,000 6% note	Lender
Investor	May 7, 2009	214,285	Investment

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

No.	Description	Incorporated By Reference	Exhibit #
2.1	Agreement of Merger and Plan of Reorganization, dated as of June 23, 2008, by and among Options Media Group Holdings, Inc., Options Acquisition Sub, Inc., Customer Acquisition Network Holdings, Inc. and Options Acquisition Corp.	Form 8-K filed on June 25, 2008	2.1
2.2	Certificate of Merger, merging Options Acquisition Corp. with and into Options Acquisition Sub, Inc., filed with the Secretary of State of the State of Delaware on June 23, 2008	Form 8-K filed on June 25, 2008	2.2
3.1	Amended and Restated Articles of Incorporation	Form 8-K filed on June 25, 2008	3.1
3.2	Certificate of Amendment	Form 8-K filed on June 25, 2008	3.2
3.3	Certificate of Change	Form 8-K filed on June 25, 2008	3.3
4.1	Form of Warrant dated January 13, 2009	Form 10-Q filed on May 15, 2009	4.1
4.2	GFT Holdings, Inc. Secured Promissory Note dated March 13, 2009	Form 10-Q filed on May 15, 2009	4.2
4.3	Form of Secured Promissory Note dated January 13, 2009	Form 10-Q filed on May 15, 2009	4.3
10.1	Subscription Agreement dated January 13, 2009	Form 10-Q filed on May 15, 2009	10.1
10.2	Security Agreement dated January 13, 2009	Form 10-Q filed on May 15, 2009	10.2
10.3	First Amendment to Security Agreement dated March 13, 2009	Form 10-Q filed on May 15, 2009	10.3
10.4	GFT Holdings, Inc. Loan Agreement dated March 13, 2009	Form 10-Q filed on May 15, 2009	10.4
10.5	Subordination Agreement dated March 13, 2009	Form 10-Q filed on May 15, 2009	10.5
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this report
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)	Furnished with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

August 14, 2009	/s/ SCOTT FROHMAN
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

August 14, 2009	/s/ STEVEN STOWELL
Steven Stowell
Chief Financial Officer (Principal Financial Officer)

25