Form 10-K/A
period 2008-12-31
Options Media Group Holdings, Inc.
filed 2009-10-16
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

No. 1

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-147245

OPTIONS MEDIA GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0444290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 NW 13th Street, Suite 300, Boca Raton, FL	33432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 368-5067

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,592,400 based on the 45,307,999 shares held by non-affiliates at $0.30 per share as reported on the Over-the-Counter Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2009
Common Stock, $0.001 par value per share	64,273,116 shares

DOCUMENTS INCORPORATED BY REFERENCE

PART I

EXPLANATORY NOTE

This report on Form 10-K/A No. 1 amends the Form 10-K filed on April 1, 2009. It is being filed to respond to a comment letter issued by the staff of the Securities and Exchange Commission. Items 1, 7, 8 and 15 (solely to add the audit report and financial statements of the previous independent registered public accountants of Options Media Group Holdings, Inc.) are being amended.

Item 1.

Business

Company Overview:

Options Media Group Holdings, Inc. (“Options Media”) is a multi-channel marketing firm specializing in customer acquisition and retention through direct, digital and Internet marketing programs. Options Media does business through its wholly owned subsidiaries: 1 Touch Marketing (“1 Touch” or “1TM”) and Options Acquisition Sub, Inc. (“Acquisition Sub”).

The Options Media and 1TM database has access to over 150-million opted-in consumer and 21-million business records for prospect marketing via email, sms and postal channels.

The Options Media and 1TM web advertising network enables marketers to place banner advertising on a network of targeted websites both nationally and internationally.

The Options Media 1TM lead generation division uses its own proprietary portal as well as a publisher network to engage customers for marketing offers and supply these leads directly to advertisers.

Services:

ESP services:

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

eMail & data cleansing

•

List segment parameters

Deliverability

•

Automated unsubscribe/bounce management

•

Complaint management

•

Dedicated IPs & domains

•

eMail best practice implementation

SPF, Sender ID, DKIM

•

Feedback loop enrollment

•

Personalization & dynamic content deployment

•

Compliance education

•

Auto responder & trigger

•

based email capabilities

Analytics

•

Market segmenting

•

Targeting capabilities

•

Extensive tracking & reporting

Customizable Parameters

•

Image hosting

•

Forward-a-friend

•

Template library

•

Schedule a 1 time email drop, or schedule recurring targeted messaging

•

Customized creative and design services

•

Suppression list management

•

Global bounce merge/purge

•

eMail & data cleansing

•

List segment parameters

Opt-in Email Services:

1 Touch offers full-service opt-in prospect email marketing from creative design to custom list creation to deployment and tracking. To promote its list rental services, 1 Touch places its list information on its own website as well as onto three major list engines: Nextmark, SRDS and MIN. To further enhance incoming interest in list rentals, 1 Touch has contracted to become a Preferred Provider on Nextmark, ensuring priority placement in list search results.

1 Touch has received press coverage in both DM News, a widely circulated print and online media company, and Direct Marketing Magazine, in both their e-newsletters and print editions.

Sms Mobile Marketing Services:

Options Media offers three types of sms Mobile Marketing:

•

Sms Mobile Marketing PUSH

•

Sms Mobile Marketing PULL

•

Sms Bluetooth Proximity Marketing

Sms Mobile Marketing PUSH

This is a message sent to a list similar to that of opt-in email. These recipients have agreed to receive advertising on their cell phones for messages of interest. The message is broadcasted, or pushed out, to cell phone numbers on the 1TM sms database.

Sms Mobile Marketing PULL

This is a message sent by the user in response to an advertising prompt to text a specific keyword to a short code phone number. This type of messaging is similar to what the television show “American Idol” or similar shows use where viewers text in their votes. Once a respondent has texted in, they receive an auto-responder message with a discount offer, promotional or other information on their cell phones.

Sms Bluetooth Proximity Marketing

This is a message sent directly to any Bluetooth enabled device that comes within 300-feet of a special transmitter. A text message, download, link to a website or multi-media file can be sent via the Bluetooth message. This type of communication is ideal for virtually any business because offers are sent to potential customers who are within walking distance of their business location.

In 2009, Options Media entered into a letter of intent to acquire an Australian-based SMS company. We were unable to complete the acquisition due to the lack of funding.

Web Advertising and Lead Generation:

Our Web Advertising offers custom banner advertising programs on our network of national and international sites. Our clients can select a wide range of consumer segments to specifically target their message to interested prospects. To generate these leads Options Media has created its own portal in addition to working with web publishers.

Lead generation programs are custom-created for each advertiser to accomplish their specific prospecting goals. Leads are screened and only those matching the set prospect criteria are sent to the advertiser.

Lead generation programs focus on two industry sectors:

•

Consumer products & services

•

Educational products & services

According to a study done by the Barclays Capital U.S. Media and Internet team, they estimate that, “for 2010 we believe online advertising growth will reaccelerate to 12%, reaching $28.1 billion, (with) 12% growth in Display, and 6% in Lead Generation and E-Mail.”

Database

Options Media acquires new data through direct acquisition and lead generation.  In 2008, we acquired 1 Touch and combined databases which included all of the data acquired by each company since their respective inceptions. Regularly, Options Media acquires data from many sources through direct purchase and through co-registration.

The primary goal of direct acquisition is to obtain targeted data rather than general lists in order to strengthen and augment targeting capabilities. As such, data acquisition partners generally specialize in a given vertical or industry and these partners collected customer data through their own processes.

Co-registration is the process where online parties visiting or registering to use a third party publisher’s website are also invited to register for one of our clients’ offers. Offers are placed on the path and external publishers send traffic to the offers. As consumers convert on the offers, conversion information and postal data is stored in the master database.

In order to ensure the accuracy, integrity and ongoing relevance of the database, the data is augmented on a continual basis. Data augmentation is facilitated through many mechanisms but the primary methodology is email response feedback loops which helps determine what users are marking customer’s bulk email as spam.

Hardware and Software

With the email delivery platform that we have, our clients can create, send and track the e-mail campaigns for their subscribers. We provide online trackings and database management software, e-mail servers’ hardware, bandwidth, domains and IP addresses to our clients so they can communicate with their clients or prospects through e-mails. Our clients have a username and password to be able to upload and manage subscribers, review and upload campaign creative, schedule a series of trigger based e-mails and pull detailed tracking reports and analytics. We use hardware such as online servers and bandwidth owned by various third-parties in Florida and California.

Employees

As of September 30, 2009, we employed a total of 44 employees. None of our employees is represented by a labor union and we believe that our relations with our employees are good.

Research and Development

We have had no research and development expenses to date.

Government Regulation

CAN-SPAM Act

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

SMASH Act of 2008

The Stop M-Spam Abuse as a Sales industry Habit Act of 2008 (H.R. 5769) would require the Federal Trade commission to “issue regulations to revise the Telemarketing Sales Rule to explicitly prohibit as an abusive telemarketing act or practice, the sending of any electronic commercial message containing an unsolicited advertisement to a telephone number that is assigned to a commercial mobile service and listed on the FTC’s do not call registry.” As of the date of this report, the bill has not been passed into law and has been referred to the Subcommittee on Commerce, Trade and Consumer Protection.

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

On September 19, 2008, Options Media acquired 1 Touch for 10,000,000 shares of common stock of Options Media and $1,500,000. Additionally, the former owners of 1 Touch (the “Sellers”) acquired the right to receive a maximum earn-out payment of 6,000,000 shares of Options Media common stock based on 1 Touch achieving specific performance milestones. The earn-out is based on 1 Touch achieving both revenue and EBITDA performance targets. The Sellers were entitled to a maximum of 2,000,000 shares each December 31, 2008, 2009 and 2010. In 2008, 1 Touch did not reach either of these target levels. Consequently, the Sellers did not earn any shares. The Sellers are eligible to receive 2,000,000 shares on December 31, 2009 and 2010. The 2009 targets will not be met.

If 1Touch satisfies each of the following performance targets for a calendar year, Options Media shall be required to pay the members of 1 Touch their proportionate share (as of the date of the closing) of the following earnout payments based upon the operations of 1 Touch without including (i) any revenue or expense of (A) any businesses acquired after the effective time or (B) any entity other than 1 Touch, and (ii) any expenses of 1 Touch other than as set forth in a budget reasonably pre approved by the Sellers, which is consistent with past practices and gives effect to the current growth of the business; provided, however, that any compensation payable to the Sellers for services provided to 1 Touch and any of its affiliates shall be deducted in full:

Target Date	Minimum Revenue Performance Level	Minimum EBITDA	Earnout Payment (in Shares of Options Media Stock)
December 31, 2008	$9,000,000	$1,350,000	2,000,000
December 31, 2009	$14,000,000	$2,100,000	2,000,000
December 31, 2010	$20,000,000	$3,000,000	2,000,000

If for any year only a portion of the Revenue Performance Level milestone and/or the Minimum EBITDA milestone are met, then the members of 1 Touch shall be entitled to a reduced Earnout Payment.

PART II

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

In the future, we expect our revenue to grow substantially. In 2009, we will begin reporting a full 12 months of revenue for both Acquisition Sub and 1Touch. Additionally, we expect year over year growth in all our product lines. However, we expect larger growth in the SMS product line. We anticipate that the lead products and list management will be a lesser percentage of total revenue in the future.

Leads

At the time we prepared the Form 10-K, our Lead revenue for the year ended December 31, 2008 was 24% of the total revenue. We did not anticipate making further investments on this product line due to the lower margin compared to other products it was 25 to 35 percent versus 60 to 80 percent. However we continue to have demand for this product service which represented a 24% of our total revenue for the first six months of 2009.

For the third quarter of 2009 we expected the Lead revenue to only account for approximately 18% of our revenue; we further expect the revenue for this product line to decline approximately to 10 or 15 percent of the total revenue for the fourth quarter.

SMS

In an article published January 12, 2009 in Ad Age Magazine they reported, “according to estimates, mobile marketing will grow from $708 million in overall revenue to $2.2 billion in 2012 – a compound annual growth rate of 26%”.As this market is showing double digits growth we are expanding our marketing efforts to take advantage of this opportunity. As of today, the SMS revenue remains around 4% of our total revenue. We anticipate that with additional funding we can make this product line grow as consumers expand their usage of test messaging. In 2009, we announced that we entered into a letter of intent to acquire Bullroarer Corporation Pty Ltd., an Australian corporation, and SMS company. We did not pursue this acquisition due to lack of funding.

List Management

List Management revenue was 19% of total revenue for the year ended December 31, 2008. That percentage fell to 4% of total revenue for the six months ended June 30, 2009. In the third quarter of 2009 we were able to acquire additional data which allowed the Company to grow the list revenue to approximately 9% of total revenue for the quarter. To maintain this level of revenue depends on our ability to acquire additional data.

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

Liquidity and Capital Resources

On January 13, 2009, we refinanced $680,000 of our outstanding loans and received $400,000 in new loans. In consideration for the refinancing, the Company issued two investors (the “January Lenders”) 6% secured notes which were due July 13, 2009 but were extended until August 31, 2009. We are currently in discussions with the January Lenders to convert this debt, which is in default, into shares of the Company’s common stock and extend the due date on the remaining debt.

In May 2009, the Company borrowed $40,000 and $100,000 issuing unsecured notes due on August 31, 2009 and December 31, 2009, respectively. The $40,000 note holder extended the due date until December 31, 2009 in exchange for 50,000 shares of the Company’s common stock. On March 13, 2009, we borrowed an additional $300,000 from an investor (the “March Lender”) issuing him a 7% secured note due June 30, 2009, which was extended until September 30, 2009. The January Lenders subordinated their security interest to the March Lender who has a security interest in substantially all of our assets. We intend to repay the March Lender with the proceeds of our current private placement and are obligated to pay him 30% of the net proceeds. As of the date of this report, we have re-paid none of this loan from our private placement proceeds. Additionally, we are currently in negotiations with the March Lender to extend the due date on this note, which is now in default. On May 8, 2009, we received $53,571 from the sale of the Company’s common stock. The Company owes $1,700,000 to its vendors. We are negotiating with our vendors to reduce the amount of these payables but any payments will be dependent on our ability to raise sufficient capital.

From October 1, 2009 to the date of this report, we have raised $46,000 from our $0.50 warrant holders. The Company agreed to temporarily reduce their warrant exercise price to $0.06 per share if they immediately exercised their warrants. As of the date of this report, we have limited working capital. We are currently seeking to raise additional money to meet our working capital needs including paying the loans described above. We have very recently reached an agreement in principal with our two largest lenders to make an equity investment at a price below fair market value and convert their $1,080,000 of indebtedness to a convertible note, convertible at the same price per share. We do not have any written agreement and closing will be subject to finalizing terms and finding a mechanism to only infuse the funds if creditors agree to material reductions in exchange for immediate payment. If we are able to complete the proposed transactions including reaching an accommodation with creditors including the holder of the $300,000 now in default, we believe that we will be able to remain operational. In fact with reductions in our operating expenses which are being currently implemented, we believe that we will be cash flow neutral for the balance of 2009 and cash flow positive in 2010. There can be no assurances that we will be successful in raising the necessary working capital, reaching an accommodation with our creditors or meet our forecasted cash flow targets.

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

At December 31, 2008, we had a working capital deficit of approximately $1.9 million. We have borrowed $1,380,000 in secured loans all of which are past due. We are currently in discussion with these lenders to extend or convert this debt into equity of the Company. Our management has devoted a substantial amount of time negotiating with these investors but has not reached any definitive agreements. Because of the continuing decline in the economy, the substantial reduction in available credit and the decline in our stock price, we have been hampered in our ability to raise the necessary working capital. If we do not raise the necessary working capital, we may not be able to remain operational.

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

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, Scott Frohman, Chief Executive Officer and Chairman of the Board, Daniel Lansman, President and Dale Harrod, Chief Technology Officer are critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Messrs. Frohman, Lansman, Harrod or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

Forward-Looking Statements

The statements in this report relating to our expectations regarding revenue, anticipated decrease in costs, intentions of paying off outstanding debt, our ability to remain operational, our belief regarding liquidity and cash flows are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors which follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

Item 8.

Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-47, which appear at the end of this report.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

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

No.	Description	Incorporated by Reference
2.1	Agreement of Merger and Plan of Reorganization by and among Options Media Group Holdings, Inc., Options Acquisition Sub, Inc., Customer Acquisition Network Holdings, Inc. and Options Acquisition Corp.	Contained in Form 8-K filed on June 25, 2008
2.2	Certificate of Merger, merging Options Acquisition Corp. with and into Options Acquisition Sub, Inc.	Contained in Form 8-K filed on June 25, 2008
2.3	Agreement and Plan of Merger by and among Options Media Group Holdings, Inc., Options Media Acquisition LLC and 1 Touch Marketing, LLC	Contained in Form 8-K filed on June 25, 2008. We have omitted schedules which are not required to be filed.
2.4	Certificate of Merger, merging Options Media Acquisition LLC with and into 1 Touch Marketing, LLC	Contained in the Transition Report filed on a Form 10-K on October 6, 2008
3.1	Amended and Restated Articles of Incorporation	Contained in Form 8-K filed on June 25, 2008
3.2	Certificate of Amendment	Contained in Form 8-K filed on June 25, 2008
3.3	Certificate of Change	Contained in Form 8-K filed on June 25, 2008
3.4	Bylaws	Contained in Form Sb-2 filed on November 8, 2007
3.5	Amendment to Bylaws	Contained in Form 8-K filed on September 25, 2008
10.1	Scott Frohman Employment Agreement	Contained in Form 8-K filed on June 25, 2008
10.2	Amendment to Scott Frohman’s Employment Agreement	Contained in the Transition Report filed on a Form 10-K on October 6, 2008
10.3	Dan Lansman Employment Agreement	Contained in Form 10-Q filed on November 14, 2008
10.4	Steven Stowell Employment Agreement	Contained in Form 10-Q filed on November 14, 2008
10.5	Anthony Bumbaca Employment Agreement	Contained in Form 10-Q filed on November 14, 2008
10.6	Brandon Rosen Employment Agreement	Contained in Form 10-Q filed on November 14, 2008
10.7	Dale Harrod Employment Agreement	Contained in Form 10-K filed on April 1, 2009
10.8	7% Senior Secured Promissory Note – GRQ Consultants, Inc. 401K	We have omitted schedules which are not required to be filed.
10.9	Promissory Note Modification Agreement – GRQ Consultants, Inc. 401K	Contained in the Transition Report filed on a Form 10-K on October 6, 2008
10.10	Form of Subscription Agreement	Contained in Form 8-K filed on June 25, 2008

10.11	Form of Warrant – Private Placement	Contained in Form 8-K filed on June 25, 2008
10.12	Form of Warrant – December Loan	Contained in Form 10-K filed on April 1, 2009
10.13	2008 Equity Incentive Plan	Contained in Form 8-K filed on June 25, 2008
10.14	Form of 2008 Incentive Stock Option Agreement	Contained in Form 8-K filed on June 25, 2008
10.15	Form of 2008 Non-Qualified Stock Option Agreement	Contained in Form 8-K filed on June 25, 2008
10.16	Form of Directors and Officers Indemnification Agreement	Contained in Form 8-K filed on June 25, 2008
10.17	Form of Promissory Note due December 31, 2009	Filed with this Report
10.18	6% Promissory Note dated April 24, 2009	Filed with this Report
14.1	Code of Ethics	Contained in the Transition Report filed on a Form 10-K on October 6, 2008
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this Report
32.1	Certification of Chief Executive Officer (Section 906)	Furnished with this Report
32.2	Certification of Chief Financial Officer (Section 906)	Furnished with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2009

OPTIONS MEDIA GROUP HOLDINGS, INC.

By:	/s/ SCOTT FROHMAN
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

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

Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.)

(An Exploration Stage Company)

July 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.)

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.) as of July 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period from June 27, 2007 (Date of Inception) to July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.), as of July 31, 2007, and the results of its operations and its cash flows for the period from June 27, 2007 (Date of Inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue, has an accumulated loss since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 21, 2007

Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.)

(An Exploration Stage Company)

Balance Sheet

(Expressed in U.S. dollars)

July 31, 2007 $
ASSETS
Current Assets

Cash	34,000
Total Current Assets	34,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Due to related party (Note 4(a))	541
Total Current Liabilities	541

Going Concern (Note 1)

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001 Issued and outstanding: 16,750,000 shares	16,750

Additional paid-in capital	67,000

Share subscriptions receivable	(33,750)

Donated capital (Note 4(b))	1,250

Deficit accumulated during the exploration stage	(17,791)

Total Stockholders’ Equity	33,459
Total Liabilities and Stockholders’ Equity	34,000

(The accompanying notes are an integral part of these financial statements)

Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.)

(An Exploration Stage Company)

Statement of Operations

(Expressed in U.S. dollars)

Period from June 27, 2007 (Date of Inception) to July 31, 2007 $

Revenue	––

Expenses

General and administrative (Note 4(b))	1,791
Impairment of mineral property costs (Note 3)	16,000
Total Operating Expenses	17,791
Net Loss	(17,791)
Net Loss Per Share – Basic and Diluted	–
Weighted Average Shares Outstanding	9,022,000

(The accompanying notes are an integral part of these financial statements)

Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the period from June 27, 2007 (Date of Inception) to July 31, 2007

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Share Subscriptions	Donated	Deficit Accumulated During the Development
	Shares #	Amount $	Capital $	Receivable $	Capital $	Stage $	Total $

Balance, June 27, 2007 (Date of Inception)	––	––	––	––	––	––	––

Common stock issued for cash at $0.005 per share on July 1, 2007	10,000,000	10,000	40,000	––	––	––	50,000

Common stock issued for cash at $0.005 per share on July 30, 2007	6,750,000	6,750	27,000	(33,750)	––	––	––

Donated services and rent	––	––	––	––	1,250	––	1,250

Net loss for the period	––	––	––	––	––	(17,791)	(17,791)

Balance - July 31, 2007	16,750,000	16,750	67,000	(33,750)	1,250	(17,791)	33,459

(The accompanying notes are an integral part of these financial statements)

Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.)

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. dollars)

Period from June 27, 2007 (Date of Inception) to July 31, 2007 $
Operating Activities

Net loss for the period	(17,791)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	1,250
Impairment of mineral property costs	16,000

Change in operating assets and liabilities:

Due to related party	541

Net Cash Used In Operating Activities	––

Investing Activities

Acquisition of mineral property	(16,000)

Net Cash Used in Investing Activities	(16,000)

Financing Activities

Proceeds from issuance of common stock	50,000

Net Cash Provided by Financing Activities	50,000

Net Increase in Cash	34,000

Cash, Beginning of Period	––

Cash, End of Period	34,000

Supplemental Disclosures

Interest paid	––
Income taxes paid	––

(The accompanying notes are an integral part of these financial statements)

Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

1.

Nature of Operations and Continuance of Business

Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.) (the “Company”) was incorporated in the state of Nevada on June 27, 2007. On July 27, 2007, the Company acquired a mineral claim for the purpose of exploring for economic deposits of uranium in the Athabasca Basin, Saskatchewan, Canada. The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at July 31, 2007, the Company has an accumulated deficit of $17,791. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing property. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity financing arrangements which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2008.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Financial Instruments

The fair values of financial instruments which include cash and amount due to related party were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Mineral Properties

The Company has been in the exploration stage since its inception on June 27, 2007, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

f)

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

g)

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

h)

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

Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

i)

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

j)

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

k)

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

Heavy Metal, Inc. (now known as Options Media Group Holdings, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

4.

Related Party Transactions

a)

As at July 31, 2007, the Company was indebted to the President of the Company in the amount of $541, which is non-interest bearing, unsecured, and due on demand.

b)

The President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. During the period ended July 31, 2007, $1,000 in donated services and $250 in donated rent were charged to operations and recorded as donated capital.

5.

Common Stock

a)

On July 1, 2007, the Company issued 10,000,000 shares of common stock at $0.005 per share for proceeds of $50,000.

b)

On July 30, 2007, the Company issued 6,750,000 shares of common stock at $0.005 per share for share subscriptions receivable of $33,750, of which $33,000 was received subsequent to July 31, 2007. See Note 7.

6.

Income Taxes

The Company has incurred a net operating loss of $541 which expires in 2027.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the period ended July 31, 2007 as a result of the following:

2007 $
Income tax benefit computed at the statutory rate	6,227

Permanent differences	(438)
Valuation allowance	(5,789)
Provision for income taxes	––

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2007, after applying enacted corporate income tax rates, are as follows:

2007 $
Deferred income tax assets

Mineral property costs	5,600
Net operating loss carried forward	189
Total deferred income tax assets	5,789
Valuation allowance	(5,789)
Net deferred income tax asset	––

7.

Subsequent Event

On August 23, 2007, the Company received proceeds of $33,000 for share subscriptions issued prior to July 31, 2007.