Form 10-Q
period 2009-09-30
Options Media Group Holdings, Inc.
filed 2009-11-16
CIK 1413993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common Stock, $0.001 par value per share	64,958,302 shares

OPTIONS MEDIA GROUP HOLDINGS, INC.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Consolidated Balance Sheets at  September 30, 2009 (unaudited)
and December 31, 2008

1

Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 2009 and 2008. (Unaudited)

2

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2009 and 2008(Unaudited)

3

Notes to Consolidated Financial Statements (Unaudited)

5

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

23

Item 4.       Controls and Procedures

23

Item 4T.     Controls and Procedures

23

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

24

Item 1A.    Risk Factors

24

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.       Defaults Upon Senior Securities

24

Item 4.       Submission of Matters to a Vote of Security Holders

24

Item 5.       Other Information

24

Item 6.       Exhibits

25

Signatures

27

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$125,264	$122,165
Accounts receivable, net	488,504	472,139
Prepaid expenses	141,848	46,841
Other current assets	11,900	11,525
Total Current Assets	767,516	652,670

Property and equipment, net	140,852	211,984
Software, net	41,427	64,857
Goodwill	11,082,231	11,107,784
Intangible Assets, net	444,089	867,354
Other assets	40,261	35,300

Total assets	$12,516,376	$12,939,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$—	$154
Accounts payable	1,864,879	1,154,632
Accrued expenses	639,506	299,521
Notes payable, related parties	1,510,000	730,000
Notes Payable	60,000	—
Deferred revenue	100,829	82,609
Obligations under capital leases	1,833	12,014
Other current liabilities	29,594	253,335
Due to related parties	47,604	40,216

Total Current Liabilities	4,254,245	2,572,481

Total liabilities	4,254,245	2,572,481
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	––	––
Common stock; $0.001 par value, 100,000,000 shares authorized, 63,626,556 and 58,239,999 issued and outstanding, at September 30, 2009 and December 31, 2008, respectively	63,624	58,240
Additional paid-in capital	15,554,970	13,859,659
Subscription receivable	––	(45,000)
Accumulated deficit	(7,356,463)	(3,505,431)

Total Stockholders' Equity	8,262,131	10,367,468

Total Liabilities and Stockholders' Equity	$12,516,376	$12,939,949

See accompanying unaudited notes to consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenues	$1,755,280	$908,544	$6,187,652	$950,478
Cost of revenues	488,393	226,634	1,849,444	228,576

Gross profit	1,266,887	681,910	4,338,208	721,902

Operating expenses:
Server hosting and technology services	293,431	200,550	778,220	222,257
Compensation and related cost	1,029,703	519,113	3,712,059	1,216,339
Commissions	215,051	62,015	803,133	63,252
Advertising	12,822	11,200	63,663	11,631
Bad Debt	155,684	7,397	253,245	58,297
Rent	52,362	28,102	157,524	30,940
Other general and administrative	609,171	659,576	2,002,066	722,413

Total operating expenses	2,368,224	1,487,953	7,769,910	2,325,129

Income (loss) from operations	(1,101,337)	(806,043)	(3,431,702)	(1,603,227)
Other income (expense):
Goodwill Impairment	(25,553)	––	(25,553)
Interest Income	––	1,379	4,204	1,379
Interest expense	(95,294)	(16,289)	(397,981)	(19,004)
Total Other Income (expense), net	(120,847)	(14,910)	(419,330)	(17,625)
Net income (loss)	$(1,222,184)	$(820,953)	$(3,851,032)	$(1,620,852)

Net Loss Per Share Basic and Diluted	$(0.02)	$(0.02)	$(0.07)	$(0.05)

Weighted Average Shares Outstanding	60,229,180	43,533,369	59,210,683	35,074,333

See accompanying unaudited notes to consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Operating Activities:
Net Income (Loss)	$(3,851,032)	$(1,620,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock Granted For Services To Non-Employees	93,958	––
Stock Granted For Employee Settlement	4,500	––
Stock Granted For Services To Employees	96,533	––
Stock Options Granted For Services	541,159	––
Donated Services	––	7,209
Stock Based Compensation	––	877,965
Amortization Of Debt Discount	319,855	––
Amortization Of Prepaid Expenses	250,833	49,999
Depreciation	97,275	11,900
Amortization Of Intangibles	423,265	128,879
Impairment of Goodwill	25,553	––
Bad Debt	253,245	34,330
Changes in operating assets and liabilities:
Accounts Receivable	(269,611)	60,865
Prepaids	(1,882)	(277,943)
Other Current Assets	(5,334)	64
Accounts Payable	710,247	233,497
Accrued Expenses	339,985	––
Deferred Revenues	18,220	604
Due To Related Parties	7,388	––
Other Current Liabilities	(23,742)	200,000
Net Cash Used In Operations	(969,585)	(293,483)

Investing Activities
Purchase Of Property And Equipment	(2,714)	(7,115)
Acquisition Of Subsidiaries, Net Of Cash Acquired	––	(4,576,003)
Net Cash Used In Investing Activities	(2,714)	(4,583,118)

Financing Activities
Bank Overdraft	(154)	––
Net Proceeds from Issuance of Common Stock	—	5,324,100
Proceeds from issuance of notes payable	—	900,000
Payments on notes payable	––	(1,200,000)
Proceeds from related party	—	125,000
Proceeds From Sales of Common Stock	170,733	––
Proceeds From Loans	815,000	––
Principal Payments on Capital Lease Obligations	(10,181)	(40,068)
Net Cash Provided by Financing Activities	975,398	5,109,032
Net Increase (Decrease) In Cash	3,099	232,431
Cash Beginning Of Period	122,165	47,245
Cash End Of Period	$125,264	$279,676

See accompanying unaudited notes to consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Supplemental Disclosure of Cash Flow Information:

Cash Paid For Interest	$25,555	$6,164
Cash Paid For Taxes	$––	$––

Supplemental Disclosure Of Non-Cash Investing
and Financing Activities:

Refinancing Of Promising Notes	$680,000	$––
Prepaid Common Stock issued for services	$367,916	$—
Common Stock issued for debt discount	$95,000	$—
Issuance of common stock prepaid and recorded as a liability in 2008	$200,000	$—
Issuance of a note payable in connection with the acquisition of business	$—	$1,000,000
Issuance of common stock in connection with the acquisition of business	$—	$6,750,000

See accompanying unaudited notes to consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

In connection with this merger, the Company discontinued its former business and succeeded to the business of Options as its sole line of business. The merger is being accounted for as a purchase method acquisition pursuant to the ASC for “Business Combinations”. Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and Options is the acquired company.

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

On September 19, 2008, the Company completed a merger with 1 Touch Marketing, LLC (“1 Touch”). 1 Touch is an online direct marketing and data services company. 1 Touch was formed on October 23, 2003 as a Florida Limited Liability Company. 1 Touch offers its products and services to traditional advertising agencies and online marketing agencies. These resellers/agencies offer the 1 Touch’s products and services to their clients as a stand-alone marketing effort or as part of a larger multi-channel marketing campaign. 1 Touch also offers its products and services to a network of list brokers. These organizations market postal lists and offer its email marketing lists. 1 Touch generates revenue from its product lines, which include email marketing campaigns, lead generation and direct mail and postal lists.

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

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

The Merger consideration included $3 million in cash, a $1 million senior secured promissory note and 12.5 million shares of the Company’s stock valued at $0.30 per share based on the then recent contemporaneous offering price for a private placement of $0.30 per share (the ASC “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”).The total purchase price was $7,798,089 and includes the cash of $3,000,000, common stock valued at $3,750,000, legal fees of $48,089, and the $1,000,000 promissory note.

The Company accounted for the Merger utilizing the purchase method of accounting in accordance with the ASC, “Business Combinations”. The Company is the acquirer for accounting purposes and Options is the acquired company. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of Options. The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

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

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Merger with 1 Touch

On August 27, 2008, the Company entered into an Agreement and Plan of Merger with 1 Touch (the “1 Touch Merger Agreement”). The acquisition closed on September 19, 2008. Pursuant to the 1 Touch Merger Agreement, Options Media acquired all of the membership interests of 1 Touch in exchange for common stock of the Company and cash. The two owners of 1 Touch received their proportionate share of (i) $1,500,000 in cash, (ii) 10,000,000 shares of the Company’s common stock of which 1,000,000 shares have piggy-back registration rights, and (iii) the right to receive a maximum earn-out payment of 6,000,000 shares of the Company’s common stock based on 1 Touch achieving specific performance milestones. As of December 31, 2008, the earn-out payment was not earned. Additionally, Daniel Lansman and Anthony Bumbaca, the owners of 1 Touch, became president and senior vice president of the Company, respectively. Mr. Lansman was appointed to the Company’s Board of Directors. Messrs. Lansman and Bumbaca each signed two year employment agreements which provided for an annual base salary of $240,000 per year and 18 months base salary and other benefits in the event of termination without cause or for Good Reason as defined in their employment agreements. On May 20, 2009, Mr. Bumbaca entered into a General Release and Termination Agreement with the Company and his employment was terminated. As part of the Agreement, the Company agreed to pay Mr. Bumbaca a $200,000 non-compete fee, and he agreed not to sell any of the 5,000,000 shares of the Company’s common stock which he owns for a period of one year. As of September 30, 2009 there is an unpaid balance of $134,910.  In connection with the 1 Touch Merger Agreement, the Company issued 10,000,000 unregistered shares of common stock valued at $3,000,000. The shares were valued at the then recent contemporaneous offering price for a private placement of $0.30 per share (the ASC “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”). The total purchase price was $4,655,382 and includes the cash of $1,500,000, common stock valued at $3,000,000, and the total direct costs of $155,382.

The Company accounted for the 1 Touch Merger utilizing the purchase method of accounting in accordance with the ASC, “Business Combinations”. The Company is the acquirer for accounting purposes and 1 Touch is the acquired company. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of 1 Touch. The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2009 and our financial position as of September 30, 2009 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2009, the Company had a net loss of $3,851,032 and $969,585 of net cash used in operations. At September 30, 2009, the Company had a working capital deficiency of $3,486,729, which includes $1,080,000 and $300,000 of secured notes payable with maturing dates of August 31, 2009 and September 30, 2009 respectively which were extended until December 31, 2009  and unsecured notes payable of $90,000 and $100,000 with maturing dates in August 2009 and December 2009 respectively which were also extended until December 31, 2009. Additionally, at September 30, 2009, the Company had an accumulated deficit of $7,356,463. These matters and the Company’s expected needs for capital investments required to support operational growth and maturing debt raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock, issuance of short-term debt securities and sales of advertising and data services. The Company was able to raise additional equity financing of approximately $46,000 in October of 2009 and is seeking to raise approximately $3,000,000 before any associated costs. In addition, the Company continues to reduce its operating costs. Also, the Company’s growth strategy is focused toward those product initiatives with high margins and strong cash flows.

Based on actions being taken to improve liquidity as discussed above, management believes that the Company will meet its expected needs required to continue as a going concern through September 30, 2010.

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

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.  Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

Effective January 1, 2008, we adopted accounting guidance for financial assets and liabilities.  The adoption did not have a material impact on our results of operations, financial position or liquidity.  These guidelines define fair value, provide guidance for measuring fair value and require certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is based on the weighted-average number of shares of common stock outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. As of September 30, 2009, there were 3,407,887 options and 10,275,833 warrants outstanding which if exercised may dilute future earnings per share.

Segments

The Company follows the ASC for, "Disclosures about Segments of an Enterprise and Related Information." During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recently Issued Accounting Standards

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

NOTE 3 – NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES (Continued)

On July 18, 2008, the Company borrowed $900,000 from a related party and used the proceeds (and existing cash) to prepay the CAN Note. The $900,000 loan pays 7% per annum interest and is secured by a first lien of all of the Company’s assets and a pledge of the common stock of Options. On August 14, 2008, the lender extended the due date of the $900,000 loan from September 18, 2008 to July 31, 2009, then extended from July 31, 2009 to December 31, 2009. As of December 31, 2008, the principal balance and accrued interest on this note amounted to $500,000 and $20,443, respectively. (See refinancing below)

On December 3, 2008, the Company borrowed $50,000, $80,000 and $100,000 from three related parties pursuant to Board authorized bridge loans with warrants. The Notes bear interest of 6% and becomes due in 6 months or pro rata as funds from a planned equity financing are received. The Company issued 230,000 three-year warrants with the notes exercisable at $0.75 per share. The warrants contain a cashless exercise provision. The relative fair value of the warrants was not material.

On January 13, 2009, the Company received $400,000 in cash and refinanced $680,000 of three existing loans from related parties consisting of $500,000 that was due on July 31, 2009 and $180,000 of the December 3, 2008 bridge loans. Under the Agreement, the Company issued 6% secured promissory notes due on July 13, 2009, which was extended first through September 30, 2009 and then again in October 2009, it was extended to December 31, 2009 . (subordinated to the $300,000 loan discussed below), a total of 50,000 shares of common stock valued at $15,000 and recorded as a debt discount and a total of 820,000 five-year warrants exercisable at $0.75 per share. In August 2009, the Company issued two lenders an additional 200,000 common shares to extend the maturity date to September 30, 2009, the shares were valued at $40,000 and recorded as additional debt discount. The Company also agreed to pay $15,000 of legal fees of the lenders, which is recorded as a debt discount. These warrants contain a cashless exercise provision. The warrants were valued on the grant date at $0.29 per warrant for a total of $237,800 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 (based on the recent selling price of the Company’s common stock in a Private Placement), volatility of 216.52% (based on recent historical volatility), expected term of 5 years, and a risk free interest rate of 1.44%. The relative fair value of warrants, which is considered the debt discount, was $188,100.  In addition, 180,000 warrants originally issued in December 2008 were modified in January 2009 when the related notes were modified and an expense of $40,513 was recorded as a debt discount based on a valuation using the same assumptions as the above 820,000 warrants. Another $11,240 was recorded for 50,000 previously issued warrants. These warrant discount amounts plus the above $30,000 of lender fees was amortized over the six month term of the loan and the new discount of $35,000 was being amortized through September 30, 2009.

On March 13, 2009, the Company borrowed $300,000 from GFT Holdings, Inc. (“GFT”). Under the Agreement, the Company issued a 7% promissory note, due June 30, 2009, which was extended to December 31, 2009. The note is secured with a priority lien on substantially all assets of the Company and guaranteed by the Company’s subsidiaries. The Company incurred $13,790 of fees to the lender which was paid directly by the Company to the lender attorney ($3,790) and lender ($10,000) resulting in a debt discount which was fully amortized as of June 30, 2009.

In April and May 2009, the Company borrowed a total of $100,000 from three shareholders of which $60,000 was from an unrelated party. Under the agreements, the Company issued three promissory notes without interest due December 31, 2009. An additional $40,000 was borrowed from a shareholder bearing 6% interest with a maturity date of August 31, 2009 which was extended to December 31, 2009.

Notes payable, related parties was as follows on September 30, 2009:

Principal	$1,510,000
Unamortized Debt Discount	––
Notes payable, related parties, net	$1,510,000

NOTE 3 – NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES (Continued)

Notes payable, unrelated parties was as follows on September 30, 2009:

Principal	$60,000
Unamortized Debt Discount	––
Notes payable, net	$60,000

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

In March 2009, the Board authorized the grant of 1,150,000 shares of common stock for consulting services. The shares were valued at $287,500 based on the planned private placement price of $0.25 per share and will be recognized over the vesting period. These shares will vest quarterly over 3 years and the expense through March 31, 2009 was not material.  This consulting agreement and related shares replaced and cancelled a prior agreement whereby 600,000 warrants exercisable at $0.10 per share were to be issued to an affiliate of GFT in connection with the GFT loan discussed above. As of September 30, 2009, 191,666 shares have vested under this agreement.

In April 2009, the Company entered into a two year term consulting agreement with a public relations firm. Under the agreement, the Company issued 500,000 shares of vested restricted common stock for services, which is valued at $125,000 based on a planned private placement price of $0.25 per share and will be amortized over the term of the agreement.

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

In May 2009, the Company issued 214,285 shares of common stock at $0.25 per unit pursuant to a private placement, which generated net proceeds of approximately $53,571. The agreement contains anti-dilution protection at $0.25 per share for a period of 18 months whereby if the Company sells any shares or any securities exercisable or convertible into shares of common stock at a price less than $0.25, then the Company shall issue anti-dilution shares to the investor. As a result of certain sales of securities discussed in this Note 4, the Company is required to issue anti-dilution shares to the investor.

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

In August 2009, the Company issued 185,185 shares of common stock at $0.20 per unit pursuant to a private placement, which generated net proceeds of approximately $37,037 after a 10% finders fee. The agreement contains anti-dilution protection at $0.20 per share for a period of 18 months whereby if the Company sells any shares or any securities exercisable or convertible into shares of common stock at a price less than $0.25, then the Company shall issue anti-dilution shares to the investor.

In August 2009, the Company issued 112,500 shares of common stock at $0.25 per unit pursuant to a private placement, which generated net proceeds of approximately $28,125. The agreement contains anti-dilution protection at $0.25 per share for a period of 18 months whereby if the Company sells any shares or any securities exercisable or convertible into shares of common stock at a price less than $0.25, then the Company shall issue anti-dilution shares to the investor.

In August 2009, the Company issued 185,185 shares of common stock at $0.20 per unit pursuant to a private placement, which generated net proceeds of approximately $37,037. The agreement contains anti-dilution protection at $0.20 per share for a period of 18 months whereby if the Company sells any shares or any securities exercisable or convertible into shares of common stock at a price less than $0.20, then the Company shall issue anti-dilution shares to the investor.

In September 2009 two shareholders exercised 866,667 warrants at $0.06. The Company issued the 866,667 shares of common stock and received $52,000.

In September 2009, 217,667 shares of employee restricted stock vested.

In September 2009, 666,665 shares of common stock were issued for $0.30 a share of which $200,000 was received in 2008.

As a result of issuances below the prices at which shares of common stock were sold with anti-dilution protection, the Company is obligated to issue 1,466,922 shares of common stock.

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

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

A summary of the Company’s stock option activity during the nine months ending September 30, 2009 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance Outstanding December 31, 2008	3,407,887	$0.50	––
Granted	––	$—	––
Exercised	––	$––	––
Fortified	––	$––	––
Expired	––	$––	––
Balance Outstanding September 30, 2009	3,407,887	$0.50	8.10
Exercisable September, 30, 2009	1,465,833	$0.36	7.20

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

A summary of the quantity of employee common stock unvested, granted, vested and cancelled for the nine months ended September 30, 2009 is presented below:

Unvested shares outstanding December 31, 2008	1,148,000
Shares vested in 2009	217,667
Unvested shares cancelled in 2009	300,000
Unvested shares at September 30, 2009	630,333

As of September 30, 2009, there was $770,665 and $273,830 of total unrecognized compensation costs related to unvested options and common shares, respectively. Those costs are expected to be recognized over a weighted-average period of 1.25 years and 1.58 years, respectively.

On June 23, 2008, in connection with an employment agreement with the Company’s CEO, the Company granted a 10-year option to purchase 2,500,000 shares of common stock at $0.30 per share, vesting in 24 equal monthly installments. The 2,500,000 options were valued on the grant date at $0.30 per option or a total of $747,248 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of 10 years, and a risk free interest rate of 4.19%. For the nine months ended September 30, 2009, the Company recorded stock based compensation expense of $280,218. At September 30, 2009, there was approximately $272,928 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

On July 11, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Strategic Officer. Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options which are exercisable at $0.50 per share, of which 25,000 of these options vested after three months and the remaining options will vest in equal quarterly increments over a three-year period, subject to continued employment on the applicable vesting date. These options were valued on the grant date at $0.29 per option or a total of $29,302 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of four years, and a risk free interest rate of 3.27%. For the nine months ended September 30, 2009, the Company recorded stock based compensation expense of $18,314. At September 30, 2009, the employee was no longer with the Company and therefore, the unvested options were forfeited.

On October 6, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Information Officer. Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options exercisable at the closing price of such stock on the date of the employment agreement, which was $1.30 per share. The options vest pro-rata over 12 months. The options were valued on the grant date at $1.15 per option for a total of $115,200 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 (based on the grant date quoted trading price of the Company’s common stock), volatility of 138.85% (based on recent historical volatility), expected term of 1 year, and a risk free interest rate of 2.45%. For the nine months ended September 30, 2009, the Company recorded stock based compensation expense of $86,400. At September 30, 2009, there were no unrecognized compensation expense related to non-vested option-based compensation.

On December 2, 2008, the Company granted 612,419 five-year non-qualified stock options exercisable at the closing price of such stock on the date of the employment agreement, which was $1.10 per share vesting in three annual installments. The options were valued on the grant date at $0.97 per option for a total of $594,046 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 (based on the grant date quoted trading price of the Company’s common stock), volatility of 163.56% (based on recent historical volatility), expected term of 3 years, and a risk free interest rate of 1.65%. For the nine months ended September 30, 2009, the Company recorded stock based compensation expense of $156,229. At September 30, 2009, there was approximately $429,034 of total unrecognized compensation expense related to non-vested option-based compensation.

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

Warrants

During 2009, the Company issued warrants with debt. Activity during 2009 was as follows:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balanced Outstanding December 31, 2008	10,322,499	$0.51
Issued	––	––
Granted	820,000	$0.75	5Years
Exercised	866,667	0.06
Expired	––	––
Balance Outstanding September 30, 2009	10,275,833	$0.52	2.55Years
Exercisable, September 30, 2009	10,275,833	$0.52	2.55Years

NOTE 5 – CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. No amounts exceeded federally insured limits at September 30, 2009.

Concentration of Revenues

During the nine months ended September 30, 2009, no individual customer accounted for 10% of revenues.

Concentration of Accounts Receivable

As of September 30, 2009, no individual customer accounted for 10% of total accounts receivable.

NOTE 6 – RELATED PARTY TRANSACTIONS

In January 2009, the Company received $400,000 in cash from a related party and refinanced $680,000 from related parties issuing notes for $1,080,000.

On March 31, 2009, the Company terminated an officer without cause. Additionally, on May 20, 2009, the Company terminated an officer with cause. The Company recognized $250,000 severance expense. The unpaid portion of two severance payments  at September 30, 2009 is $141,160 it has been  included in accrued expense. The Company also recognized $16,482 as stock compensation expense related to 62,500 unvested options that vested immediately upon such termination.

At September 30, 2009, the Company owed two officers and directors $47,604 for expenses they personally advanced on behalf of the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On August 25, 2009 a supplier filed a lawsuit against the company seeking to collect $92,600 in damages in which the supplier claims are related to services rendered. The Company is aggressively defending this suit and is trying to reach an amicable settlement.  As of September 30, 2009 the Company has accrued a liability of $92,600 in relation to this matter.

NOTE 8 - SUBSEQUENT EVENTS

In October 2009 three shareholders exercised 767,500 warrants at $0.06. The Company issued the 767,500 shares of common stock and received $46,050.

On October 23, 2009, GFT extended the due date on its 7% senior secured promissory note from September 30, 2009 (date of default) until December 31, 2009.  In consideration for the extension and for not exercising its default rights, the Company issued GFT 500,000 shares of the Company’s common stock which was valued at $0.20 per share based on a contemporaneous private placement totaling $100,000 which was treated as a debt discount to be amortized over the new term of the debt.  Additionally, the Company agreed to pay 18% per annum interest paid monthly (in lieu of 12% per annum interest under the note).

In October 2009, the Company issued 50,000 shares of common stock to extend the maturity date of a $40,000 note payable from August 31, 2009 to December 31, 2009. The shares were valued at $0.20 per share based on a contemporaneous private placement for a value of $10,000 which was treated as a debt discount to be amortized over the new term of the debt.

Management evaluated all activity of the Company through November 16, 2009 (the issue date of these consolidated financial statements).

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

Prior to June 23, 2008, we were a start-up company without material assets or activities. On June 23, 2008, we completed a merger, pursuant to which a wholly-owned subsidiary of ours merged with and into Options Acquisition Sub, Inc. (“Options”), with Options being the surviving company (the “Options Merger”). In connection with the Options Merger, we discontinued our former business and succeeded to the business of Options as our sole line of business. The Options Merger is being accounted for as a purchase method acquisition pursuant to ASC “Business Combinations.” Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and Options is the acquired company.

On September 19, 2008, the Company completed a merger with 1 Touch Marketing, LLC (“1 Touch”) (the “1 Touch Merger”). Pursuant to the 1 Touch Merger, Options Media acquired all of the membership interests of 1 Touch in exchange for common stock of Options Media and cash. The 1 Touch Merger is being accounted for as a purchase method acquisition pursuant to ASC “Business Combinations.” Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and 1 Touch is the acquired company.

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

Stock Based Compensation

We adopted ASC 718-20-10, Share Based Payment (formerly SFAS No. 123R) establishes the financial accounting and reporting standards for stock-based compensation plans. As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. Stock based compensation is measured at fair value at the time of the grant.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to the ASC 350-10-05 Goodwill and Other Intangible Assets(SFAS 142 and 144) and  the Impairment or Disposal of Long-lived Assets, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

•

Significant changes in performance relative to expected operating results

•

Significant changes in the use of the assets or the strategy of our overall business

•

Significant industry or economic trends

As determined in accordance with the ASC, if the carrying amount of goodwill of a reporting unit exceeds its fair value, the impairment loss is measured as the amount by which the carrying amount exceeds the fair market value of the assets. In accordance with the ASC, in determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. The impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

The Company, in accordance with ASC 605-45-05, Emerging Issues Task Force (“EITF 99-19”) “Reporting Revenue Gross as a Principal vs. Net as an Agent,” reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on and earns a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable.

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

Revenue from list management services, which principally includes e-mail transmission services of third party promotional and e-commerce offers to a licensed e-mail list, is recognized when Internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients. The Company reports this revenue gross in accordance with the ASC because it is responsible for fulfillment of the service, has substantial latitude in setting price and assumes the credit risk for the entire amount of the sale, and it is responsible for the payment of all obligations incurred with advertiser e-mail list owner. Cost of revenue from list management services are costs incurred to the e-mail list owners whom the Company has licensed such email list.

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

Revenue:

Our revenue for the three months and nine months ended September 30, 2009 was $1,755,280 and $6,187,652 respectively.

For the three months and nine months ended September 30, 2008, revenue was $908,554 and $950,478 respectively. The ESP product produced the majority of revenue for both three months and nine months ended September 20, 2008.

The following is the 2009 percentage of total revenue earned by each product:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Product	Percentage of Total Revenue
Email/CPM	42%	44%
Leads	20%	23%
ESP	24%	22%
List	9%	6%
SMS	4%	4%
Other	1%	1%

Cost of Revenue

The cost of revenue for the three months and nine months ended September 30, 2009 was $488,393 and $1,849,444; this represents 28% and 30% of revenue respectively. The cost of revenue include fees due to list owners for the use of their data in list management advertising campaigns, outsourced leads, and outsourced data and data services.

Operating Expenses:

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Server hosting and technology services	$293,431	$200,550	$778,220	$222,257
Compensation and related cost	1,029,703	519,113	3,712,059	1,216,339
Commissions	215,051	62,015	803,133	63,252
Advertising	12,822	11,200	63,663	11,631
Rent	52,362	28,102	157,524	30,940
Bad debt	155,684	7,397	253,245	58,297
Other general and administrative	609,171	659,576	2,002,066	722,413
Total operating expenses	$2,368,224	$1,487,953	$7,769,910	$2,325,129

Sever hosting and technology services expense for the three months and nine months ended September 30, 2009 was $293,431and $778,220 respectively, which consists of outsourced hosting, outsourced server costs, and other technology costs required to operate our ESP and list management product lines. For the three months and nine months ended September 30, 2009 these costs averaged 48% of combined ESP and list management revenue.

Sever hosting and technology services expense for the three months and nine months ended September 30, 2008 was $200,550 and $222,257 respectively, which consists of outsourced hosting, outsourced server costs, and other technology costs required to operate our ESP and list management product lines. For the three months and nine months ended September 30, 2008 these costs averaged 24% of combined ESP and list management revenue.

Compensation and related costs for the three months and nine months ended September 30, 2009 was $1,029,703 and $3,712,059 respectively, which includes salaries and related costs such as payroll taxes and employee severance expense of approximately $331,000. In addition, this expense includes non-cash stock based compensation of $201,643 and $637,692 respectively. The stock compensation represents expenses for employee restricted stock grants for services approximately of $29,933 and $96,533 and the fair value of option grants of $171,710 and $541,160 respectively, for employee services. At September 30, 2009, we had approximately of $998,516 of stock based compensation expense, which we expect to recognize over the next two to three years. Compensation for the three months and nine months ended September 30, 2008 was $519,113 and $1,216,339 respectively of which $105,675 and $787,965 respectively were related to stock based compensation expense which is attributable to shares issued and stock options granted to our chief executive officer pursuant to an employment agreement.

Commission expense for the three months and nine months ended September 30, 2009 was $215,051 and $803,133 respectively, which represent the amounts we incurred for sales commissions on sales made during the respective periods. This expense will increase as we grow our revenues.

Commission expense for the three months and nine months ended September 30, 2008 was $62,015 and $63,252 respectively, which represent the amounts we incurred for sales commissions on sales made during the respective periods.

Advertising expense for the three months and nine months ended September 30, 2009 was and $12,822 and $63,663 respectively.   Advertising expense for the three months and nine months ended September 30, 2008 was and $11,200 and $11,631 respectively. This expense primarily consists of expenses to attend trade shows which include travel expenses and trade show fees.

Rent expense for the three months and nine months ended September 30, 2009 was $52,362 and $157,524. Our operations are based in one facility located in Boca Raton at a monthly cost of approximately $17,600.

Rent expense for the three months and nine months ended September 30, 2008 was $28,102 and $30,940. Our operations were based in facilities located in Boca Raton and in Hallandale.

Bad debt expense for the three months and nine months ended September 30, 2009 was $155,684 and $253,245 respectively. The Company reviews the accounts receivables which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues. During the nine months ended September 30, 2009, the Company determined that a bad debt provision was required.

Bad debt expense for the three months and nine months ended September 30, 2008 were $7,397 and $58,297 respectively.

Other general and administrative expense for the three months and nine months ended September 30, 2009 was $609,171 and $2,002,066 respectively. The major items included in other general and administrative expense are approximately $293,116 and $581,907 respectively, for consulting and professional services, and amortization of intangible assets of $141,089 and $423,265 respectively.

Other general and administrative expenses for the three months and nine months ended September 30, 2008 were $659,576 and $722,413 respectively.

Other income (expense) for the three months and nine months ended September 30, 2009 was ($120,847) and ($419,330) net respectively. This included a $4,204 gain on extinguishment of a liability and $397,981 of interest expense on notes and capital leases, which included $319,855 for amortization of debt discounts and $25,553 for Goodwill impairment.

The net loss for the three months and nine months ended September 30, 2009 was $1,222,184 and $3,851,032 respectively, and the net loss per share basic and diluted was $0.02 and $0.07 respectively.

We recorded a net loss of $820,953 for the three months ended September 30, 2008 and $1,620,852 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

In the nine months ended September 30, 2009, we used $969,585 to fund our operating activities. This consisted of our net loss $3,851,032 offset by certain larger non-cash items including stock for services to employees of $96,533, stock for services to non-employees of $93,958, stock options expense of $541,159, amortization of intangibles of $423,265 and amortization of debt discounts of $319,855. We also used $2,714 in investing activities. In the nine months ended September 30, 2009, we were provided $975,398 from financing activities primarily from a secured note financing.

On January 13, 2009, we refinanced $680,000 of our outstanding loans and received $400,000 in new loans.  In consideration for the refinancing, the Company issued two investors (the “January Lenders”) 6% secured notes which were due July 13, 2009 but were extended until August 31,2009 and subsequently extended until December 31, 2009.  On March 13, 2009, we borrowed an additional $300,000 from an investor (the “March Lender”) issuing him a 7% secured note due June 30, 2009, which was extended to September 30,2009 and thereafter extended until December 31, 2009.  The January Lenders subordinated their security interest to the March Lender who has a security interest in substantially all of our assets. We intend to repay the March Lender with the proceeds of our current private placement and are obligated to pay him 30% of the net proceeds.

In May 2009, the Company borrowed $40,000 and $100,000 issuing unsecured notes due on August 31, 2009 which were both extended until December 31, 2009.  Additionally, the Company also borrowed $100,000 from three investors without interest.  On May 8, 2009, we received $53,571 from the sale of the Company’s common stock.

As of the date of this report, we have limited working capital.  We are currently seeking to raise additional money to meet our working capital needs including paying the loans described above. If we are not able to raise at least $2,000,000, we may not be able to remain operational. In order to raise additional capital to meet its working capital needs, Options Media expects to issue additional shares of common stock or securities convertible, exercisable into common stock from time to time, which could result in substantial dilution to investors.

Related Party Transactions

See Note 6 to our unaudited condensed consolidated financial statements included in this report for discussion of related party transactions.

New Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Forward Looking Statements

The statements in this report relating to our liquidity are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

On August 25, 2009, a complaint was filed in the Circuit Court of the 17th Judicial Circuit in Broward County Florida by Digital Edge Media Group, Inc. (“DEM”) against the Company and 1 Touch alleging breach of contract and unjust enrichment. These claims arise from Internet and marketing services provided by DEM to the Company and 1 Touch from May 2009 through July 2009. DEM is seeking $92,600 plus (i) 5% late fees, (ii) 18% interest, and (iii) attorney fees and court costs. The Company has filed an answer and discovery has commenced. See Note 7 to our unaudited condensed consolidated financial statements.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter, we sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below. Unless stated, all securities are shares of common stock.

Name or Class of Investor	Date Sold	No. of Securities	Reason for Issuance
Consultant	July 2, 2009	1,000,000	Compensation for services rendered
Consultant	August 5, 2009	500,000	Compensation for services rendered
Investor	September 14, 2009	200,000	Consideration for note extension
Warrant Holders	September 24 through September 30, 2009	466,667	Conversion of warrant at $0.06 per share
Investor	September 25, 2009	50,000	Consideration for not extension

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

No.	Description	Incorporated By Reference	Exhibit #
2.1	Agreement of Merger and Plan of Reorganization, dated as of June 23, 2008, by and among Options Media Group Holdings, Inc., Options Acquisition Sub, Inc., Customer Acquisition Network Holdings, Inc. and Options Acquisition Corp. *	Form 8-K filed on June 25, 2008	2.1
2.2	Certificate of Merger, merging Options Acquisition Corp. with and into Options Acquisition Sub, Inc., filed with the Secretary of State of the State of Delaware on June 23, 2008	Form 8-K filed on June 25, 2008	2.2
3.1	Amended and Restated Articles of Incorporation	Form 8-K filed on June 25, 2008	3.1
3.2	Certificate of Amendment	Form 8-K filed on June 25, 2008	3.2
3.3	Certificate of Change	Form 8-K filed on June 25, 2008	3.3
4.1	Form of Warrant dated January 13, 2009	Form 10-Q filed on May 15, 2009	4.1
4.2	Form of Secured Promissory Note dated January 13, 2009	Form 10-Q filed on May 15, 2009	4.3
4.3	Amended and Restated Secured Promissory Note with GFT Holdings, Inc. dated October 1, 2009	Filed with this report
10.1	Subscription Agreement dated January 13, 2009*	Form 10-Q filed on May 15, 2009	10.1
10.2	Security Agreement dated January 13, 2009*	Form 10-Q filed on May 15, 2009	10.2
10.3	First Amendment to Security Agreement dated March 13, 2009	Form 10-Q filed on May 15, 2009	10.3
10.4	GFT Holdings, Inc. Loan Agreement dated March 13, 2009*	Form 10-Q filed on May 15, 2009	10.4
10.5	Subordination Agreement dated March 13, 2009	Form 10-Q filed on May 15, 2009	10.5
10.6	Letter Agreement extending Promissory Note with GFT Holdings, Inc. dated October 23, 2009	Filed with this report
10.7	Letter Agreement extending Promissory Note with Whalehaven Capital Fund Limited dated September 25, 2009	Filed with this report
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this report
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)	Furnished with this report

*The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

(i)

the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;

(ii)

the agreement may have different standards of materiality than standards of materiality under applicable securities laws;

(iii)

the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;

(iv)

facts may have changed since the date of the agreements; and

(v)

only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

Notwithstanding the above, any information contained in a schedule that would cause a reasonable investor (or that a reasonable investor would consider important in making a decision) to buy or sell our common stock has been included. We have been further advised by our counsel that in all instances the standard of materiality under the federal securities laws will determine whether or not information has been omitted; in other words, any information that is not material under the federal securities laws may be omitted. Furthermore, information which may have a different standard of materiality will nonetheless be disclosed if material under the federal securities laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

November 16, 2009	/s/ SCOTT FROHMAN
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

November 16, 2009	/s/ STEVEN STOWELL
Steven Stowell
Chief Financial Officer (Principal Financial Officer)