Form 10-K
period 2009-12-31
Options Media Group Holdings, Inc.
filed 2010-03-31
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-147247

Options Media Group Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0444290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 NW 13th Street, Suite 300, Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (561) 368-5067

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $60,311,059.

The number of shares outstanding of the registrant’s common stock, as of March 30, 2010, was 222,996,640.

PART I

ITEM 1.   BUSINESS

Company Overview

Options Media Group Holdings, Inc. is a multi-channel marketing firm that historically has specialized in the acquisition and retention of customers through direct and digital, and Internet marketing programs.  Options Media does business through its wholly-owned subsidiaries: 1Touch Marketing, LLC, or 1 Touch, and Options Acquisition Sub, Inc., or Acquisition Sub.

Recently Options Media has begun focusing its efforts on cell phones and text messaging as users in the United States have began using their phones to access the Internet and for other purposes.

An important part of Options Media’s cell and mobile phone strategy revolves around its proposed acquisition of an exclusive sublicense of cell phone software that has a significant potential to dramatically change the nature of Option Media’s business and improve its financial condition.

The PhoneGuard Transaction

On March 25, 2010, Options Media entered into a letter of intent with Cellular Spyware, Inc. d/b/a PhoneGuard, Inc., or PhoneGuard, to acquire an exclusive sublicense for the U.S. and Canada to market PhoneGuard’s mobile anti-virus and safety products.

PhoneGuard is the exclusive licensee for the software distributed by NetQin Mobile, Inc., a Chinese based company which is a global leader in mobile security services according to Frost & Sullivan.

Outside of the U.S., cell phone users rely heavily on their cell phone for Internet access.

As the Smartphone becomes more prevalent in the U.S., more users use the phones browser to access the Internet rather than solely using computers.  Smartphones include Apple’s iPhone, Blackberry and phones using the Android operating system.  This increases the likelihood that hackers and others will generate viruses aimed at the mobile phone market.

PhoneGuard launched the NetQin anti-virus software in North America in November 2009 and has been primarily engaged with leading wireless carriers and resellers with a view to having them provide the anti-virus software, either as part of a monthly service package or as an optional feature.

At the same time that access to the Internet via Smartphone is accelerating, text messaging on all cell phones has exploded.  Youths primarily text rather than use email.  At the same time, states struggle with the costs stemming from motor vehicle accidents caused by persons texting while driving.

This explosion in text messaging has seen the following:

●
The Virginia Tech Transportation Institution, in a July 2009 report, estimates that the risk of a crash or near crash is 23.2 times non-distracted driving.  The same study estimates that the rate is 2.8 times for dialing a cell phone for cars and 5.9 times for trucks.

●	The National Safety Council estimates that 1.6 million crashes annually involve cell phone use with 200,000 due to text messaging.

●	A national insurance study estimates 20% of drivers text; in the 18-24 year old age group, the number is 66%.

●	At least 21 states have banned texting while driving.

●	In October 2009, President Obama issued an executive order banning texting while driving for federal employees.

●	During the 2010 NCAA Men’s College Basketball tournament, AT&T wireless acted as the official wireless carrier. It broadcast public service commercials against texting and driving.

Focusing on this serious problem, PhoneGuard is introducing in mid-April a software solution which will stop the ability to text when a car’s speed exceeds 10 miles per hour.  Options Media has reached a verbal agreement to acquire the rights to this key technology.

The letter of intent with PhoneGuard is subject to execution of a definitive agreement and an Employment Agreement with its principal shareholder and customary closing conditions.

The Options Media and 1 Touch database has access to over 150-million opted-in consumer, 174-million postal database and 21-million business records for prospect marketing via email, sms, and postal channels with full demographic and lifestyle selects.

        The Options Media and 1 Touch web advertising network enables marketers to place banner advertising on a network of targeted websites both nationally and internationally.

The Options Media and 1 Touch lead generation division uses its own proprietary portal as well as a publisher network to engage customers for marketing offers and supply these leads directly to advertisers.

Services:

ESP Services Our Email Service Provider, or ESP, provides a platform for marketers to communicate with subscribers within their customer database.

Options Media provides three levels of ESP services:

Do-It-For Me Complete ASP solution
Options Media provides all the software, hardware, bandwidth, IP addresses, and everything else you need to tap into top-of-the-line professional e-marketing.  With just a username and password customers can upload and manage subscribers, review and upload campaign creatives, track results and more.

Guide Me Consultation Services
No matter where a customer is in the email marketing spectrum, Options Media can provide professional insight with seasoned experts in marketing insight, strategy guidance, best practices, content writing, creative design and more.

Do-It-Yourself Stand-Alone Software
If a customer prefers to keep all of their marketing efforts in house, Options Media can still help them with technology.  Options Media can install, set up, and maintain the software platform and then help customers manage it as their company grows or their objectives change.  This is ideal for those customers with their own hardware, bandwidth, IP addresses and infrastructure.

:: Account Services

●	Flexible service packages (full service, self service & hybrid plans available)

●	Hosted & non-hosted solutions available

●	Dedicated account management team

●	24/7 customer support

●	Training & ongoing product education

●	Deliverability support & list hygiene

●	Best practice recommendations

●	Integration & API customization

:: Data Management

●	State of the art data security

●	Database/list management

●	Real-time data imports

●	Suppression list management

●	Global bounce merge/purge

●	Email & data cleansing

●	List segment parameters

:: Deliverability

●	Automated unsubscribe/bounce management

●	Complaint management

●	Dedicated IPs & domains

●	Email best practice implementation:

:: SPF, Sender ID, DKIM

●	Feedback loop enrollment

●	Personalization & dynamic content deployment

●	Compliance education

●	Auto responder & trigger

●	Based email capabilities

:: Analytics

●	Market segmenting

●	Targeting capabilities

●	Extensive tracking & reporting

:: Customizable Parameters

●	Image hosting

●	Forward-a-friend

●	Template library

●	Schedule a one-time email drop, or schedule recurring targeted messaging

●	Customized creative and design services

●	Suppression list management

●	Global bounce merge/purge

●	Email & data cleansing

●	List segment parameters

Opt-in Email Services

1 Touch offers full-service opt-in email marketing from creative design to custom list creation to deployment and tracking. To promote our list rental services, 1 Touch places its list information on its own website as well as onto the three major list engines: Nextmark, SRDS and MIN.  To further enhance incoming interest in list rentals, 1 Touch has contracted to become a Preferred Provider on Nextmark thus ensuring priority placement in list search results.

1 Touch has received press coverage in both DM News, a widely circulated print and online media company and Direct Marketing Magazine in both e-newsletters and print editions.

SMS Mobile Marketing Services

Options Media offers three types of SMS Mobile Marketing:

●	SMS Mobile Marketing PUSH

●	SMS Mobile Marketing PULL

●	SMS Bluetooth Proximity Marketing

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

SMS Bluetooth Proximity Marketing –This is a message sent directly to any Bluetooth enabled device that comes within 300-feet of a special transmitter.  A text message, download, link to a website or multi-media file can be sent via the Bluetooth message.  This type of communication is ideal for virtually any business because offers are sent to potential customers who are within walking distance of their business location.

Web Advertising and Lead Generation

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

Lead generation programs focus on two industry sectors:

●	Consumer products & services
●	Educational products & services

According to a study done by the Barclays Capital U.S. Media and Internet team, they estimate that, “for 2010 we believe online advertising growth will reaccelerate to 12%, reaching $28.1 billion, [with] 12% growth in Display, and 6% in Lead Generation and Email.”

Database

Options Media acquires new data through direct acquisition and lead generation.  In 2008, Options Media acquired 1 Touch and combined databases which included all of the data acquired by each company since their respective inceptions.  Regularly, Options Media acquires data from many sources though direct purchase and through co-registration.

The primary goal of direct acquisition is to obtain targeted data rather than general lists in order to strengthen and augment targeting capabilities.  As such, data acquisition partners generally specialize in a given vertical or industry and these partners collected consumer data through their own processes.

Co-registration is the process where online parties visiting or registering to use a third party publisher’s website are also invited to register for one of our clients’ offers.  Offers are placed on the path and external publishers send traffic to the offers.  As consumers convert on the offers, conversion information and postal data is stored in the master database.

In order to ensure the accuracy, integrity and ongoing relevance of the database, the data is augmented on a continual basis.  Data augmentation is facilitated though many mechanisms but the primary methodology is email response feedback loops which help determine what users are marketing consumer’s bulk email as spam.

Hardware and Software

With the email delivery platform, our clients can create, send and track the email campaigns for their subscribers.  We provide online tracking and database management software, email servers’ hardware, bandwidth, domains and IP addresses to our clients so they can communicate with their clients and prospects through emails.  Each client has a username and password to be able to upload and manage subscribers, review and upload campaign creative’s, schedule a series of trigger based emails and pull detailed tracking reports and analytics.  We use hardware such as online servers and bandwidth owned by various third-parties in both Florida and California.

Employees

As of December 31, 2009, we employed a total of 33 employees all of which are full time employees. As of March 26, 2010, the Company employed a total of 35 employees all of which are full time employees. None of our employees are represented by a labor union and we believe that our relations with our employees are good.

Research and Development

We have had no research and development expenses to date.

Government Regulation

CAN-SPAM ACT

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements for commercial email and specifies penalties for commercial email that violates the Act.  In addition, the CAN-SPAM Act gives consumers the right to require emailers to stop sending them commercial email.

The CAN-SPAM Act covers email sent for the primary purpose of advertising or promoting a commercial product, service, or Internet website.  The Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the Department of Justice, other federal agencies, State Attorneys General, and Internet service providers also have authority to enforce certain of its provisions.

The CAN-SPAM Act’s main provisions include:

●	Prohibiting false or misleading email header information;

●	Prohibiting the use of deceptive subject lines;

●	Ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender;

●	Requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively permitted the message; and

●	Requiring that the sender include a valid postal address in the email message.

The CAN-SPAM Act also prohibits unlawful acquisition of email addresses, such as through directory harvesting and transmission of commercial emails by unauthorized means, such as through relaying messages with the intent to deceive recipients as to the origin of such messages.

Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of emails sent, with enhanced penalties for commercial emailers who harvest email addresses, use dictionary attack patterns to generate email addresses, and/or relay emails through a network without permission.

The CAN-SPAM Act acknowledges that the Internet offers unique opportunities for the development and growth of frictionless commerce, and the CAN-SPAM Act was passed, in part, to enhance the likelihood that wanted commercial email messages would be received.

The CAN-SPAM Act preempts, or blocks, most state restrictions specific to email, except for rules against falsity or deception in commercial email, fraud and computer crime.  The scope of these exceptions, however, is not settled, and some states have adopted email regulations that, if upheld, could impose liabilities and compliance burdens in addition to those imposed by the CAN-SPAM Act.

Moreover, some foreign countries, including the countries of the European Union, have regulated the distribution of commercial email and the online collection and disclosure of personal information.  Foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

Our clients may be subject to the requirements of the CAN-SPAM Act, and/or other applicable state or foreign laws and regulations affecting email marketing.  If our clients’ email campaigns are alleged to violate applicable email laws or regulations and we are deemed to be responsible for such violations, or if we were deemed to be directly subject to and in violation of these requirements, we could be exposed to liability.

Our standard terms and conditions require our clients to comply with laws and regulations applicable to their email marketing campaigns and to implement any required regulatory safeguards.

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

Corporate History and Acquisitions

We were incorporated in the State of Nevada on June 27, 2007 under the name Heavy Metal, Inc.  On June 19, 2008, we changed our name to Options Media Group Holdings, Inc.  On June 23, 2008, we acquired Acquisition Sub., which contained the business of Options Newsletter, Inc., or Options Newsletter.  All of the pre-merger assets and liabilities of Options Media were transferred to the prior president of Options Media, in exchange for the cancellation of his ownership in Options Media.  As consideration for Acquisition Sub., we issued 12,500,000 shares of our common stock to Customer Acquisition Network Holdings, Inc., now known as interCLICK, Inc., the former parent of Acquisition Sub.

On September 19, 2008, we acquired 1 Touch for 10,000,000 shares of our common stock and $1,500,000. Additionally, the former owners of 1 Touch acquired the right to receive a maximum earn-out payment of 6,000,000 shares of Options Media common stock based on 1 Touch achieving specific performance milestones.  The specific milestones were not reached in 2008 and 2009. Consequently, the former owners were not issued any of these shares.

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

Our ability to compete depends upon several factors, including the following:

      ●   The timing and market acceptance of our new solutions and enhancements to existing solutions developed by us;
      ●   Our customer service and support efforts;
      ●    Our sales and marketing efforts;
      ●    The ease of us, performance, price and reliability of solutions provided by us; and
      ●    Our ability to remain price competitive.

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

Intellectual Property

SMS Platform

The proprietary SMS platform communicates with cell phone users by sending targeted messages using the SMS protocol. The platform also receives and processes solicited and unsolicited responses from cell phone users. The SMS platform consists of custom software to set up, track and fulfill SMS campaigns.  It includes a database component for individual users as well as an opt in mobile opt-in subscriber file.

The SMS platform allows Options Media clients to interact with their customers through the use of keywords advertised on television, radio, print, and the web as well as voting interaction. This offers tremendous creative opportunities for our clients such as increased brand awareness, mobile coupons, new product announcements, loyalty programs and event announcements.

Bluetooth Proximity System

The Bluetooth Proximity System is a custom hardware and custom software solution that uses the Bluetooth protocol to communicate with cell phone users utilizing the Bluetooth technology existing in the recipients cell phone. Bluetooth proximity deployment boxes (which are part of the system) ask cell phone users to opt-in when a compatible cell phone is detected in the local area. Upon opt-in confirmation, it then delivers the customer’s marketing message(s) to the cell phone. Data from multiple deployment boxes can be combined to provide the customer with a complete analysis of their marketing effort (the system).

Bluetooth marketing enables our clients to deliver highly targeted messages to consumers based on their proximity to the Bluetooth broadcasting box. This is a tremendous advertising method because the mobile user does not incur any usage charges and it has a very high degree of relevance, the consumer can immediately engage the advertiser and is delivered to the consumer in a personal message.

ITEM 1A.  RISK FACTORS.

Not applicable for smaller reporting companies.  However, our principal risk factors are described under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

        Our corporate headquarters, including our principal administrative, marketing, technical support and research and development departments, are presently located in Boca Raton, Florida in a leased office building of approximately 10,400 square feet.  The monthly cost of the lease is approximately $18,000 and expires December 31, 2010.

ITEM 3.  LEGAL PROCEEDINGS.

       We are not currently subject to any legal proceedings.  From time to time, we have been party to litigation matters arising in connection with the normal course of our business, none of which has or is expected to have a material adverse effect on us.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  STOCKHOLDER MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board, under the symbol “OPMG”.  The last reported sale price of our common stock as reported by the Bulletin Board on March 26, 2010 was $0.04 per share.  As of that date, there were 195 holders of record.  The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Bid Prices
		High	Low
		($)	($)

2009	December 31	0.21	0.05
	September 30	0.34	0.09
	June 30	0.76	0.24
	March 31	0.90	0.36

2008	December 31	1.65	0.70
	September 30(1)	1.85	1.35

(1)  We began trading on the Bulletin Board on July 11, 2008.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business.  We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder, as described below.

Name of Class	Date Sold	No. of Securities	Reason for Issuance
$0.50 Warrant holders	September 9, 2009 to October 9, 2009	1,167,500 3-year warrants exercisable at $0.06 per share	Reduced exercise price of previously issued warrants
Warrant holders	October 5, 2009 to December 21, 2009	4,984,167 shares of common stock	Exercise of warrants
Note holder	October 12, 2009	50,000 shares of common stock	Extension of note
Investor	October 20, 2009	185,186 shares of common stock	Investment
Note holder	October 23, 2009	500,000 shares of common stock	Extension of note and waiver of accrued interest
Investor	November 19, 2009	645,064 shares of common stock	Anti-dilution provision in agreement and shares issued for delayed issuance
$0.50 Warrant holders	December 4, 2009 to December 7, 2009	2,912,667 3-year warrants exercisable at $0.035 per share	Reduced exercise price of previously issued warrants
Investor	December 17, 2009	937,500 shares of common stock	Investment and anti-dilution provision in agreement
Trade creditor	December 22, 2009	250,000 shares of common stock	Payment for services in lieu of cash
Note holder	December 23, 2009	$50,000 note convertible at $0.035 per share	Extension of promissory note

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Options Media is an  email service provider, permission based email, SMS/text messaging marketing and mobile social media marketing company.  It is poised to concentrate on the burgeoning text messaging business.

During 2009, we accomplished significant milestones, including:

●	In 2009, we raised $3,695,000 gross, providing us with the funds to payoff debt.

●	In December 2009, we acquired a mobile mailing platform to more efficiently manage and track mobile marketing activities.

●	In December 2009, we began negotiations on acquiring a new email mailing platform which was finalized in January 2010 which will allow us to more efficiently manage and track our email activities.

Critical Accounting Estimates

This discussion and analysis of our financial condition presented in this section is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures.  We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowance for accounts receivable, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation of property and equpiment, valuations of discounts on debt,  valuation of beneficial conversion features in convertible debt, valuation and amortization periods of intangible assets, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance.  We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to the ASC 350-10-05 Goodwill and Other Intangible Assets (formerly SFAS 142 and 144) and the Impairment or Disposal of Long-lived Assets, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

●	Significant changes in performance relative to expected operating results
●	Significant changes in the use of the assets or the strategy of our overall business
●	Significant industry or economic trends

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

We, in accordance with ASC 605-45-05, (formerly Emerging Issues Task Force  (“EITF”) Issue 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent,”) report revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent on and earn a fixed percentage of the sale on a net basis, net of related costs.  Credits or refunds are recognized when they are determinable and estimable.

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

Revenue from list management services, which principally includes email transmission services of third party promotional and e-commerce offers to a licensed email list, is recognized when Internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value in accordance with EITF 99-19 of billings to clients.  We report these revenues gross because we are responsible for fulfillment of the service, have substantial latitude in setting price and assume the credit risk for the entire amount of the sale, and are responsible for the payment of all obligations incurred with advertiser email list owners.  Cost of revenue from list management services are cost incurred to the email list owners with whom we have licensed such email list.

Revenue from SMS is broken down into the three services offered.  SMS Push is recognized at the time the message is sent to the cell phone user, SMS Pull is recognized as revenue when the cell phone user responds to the advertisement, and SMS Bluetooth Proximity Marketing is recognized once a month as the client leases the box and the delivery platform on a monthly basis.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Results of Operations

We commenced operations on June 23, 2008.  Prior to June 23, 2008, we were in the development stage and did not have any material assets or activities.  In addition, we acquired 1 Touch on September 19, 2008.  As such, the results of operations for 1 Touch are only included from that date onward.

Revenue:

Our revenue for the year ended December 31, 2009 increased to $7,430,760 from $3,370,790 for the period from June 23, 2008 (Inception) to December 31, 2008, an increase of 120%.  The increase is primarily attributable to including a full year of operations in 2009.  Our revenue by product is shown in the table below.

Product	Year Ended December 31, 2009	Period From June 23, 2008 to December 31, 2008

Email	43%	30%
Leads	22%	24%
ESP	22%	23%
List	6%	19%
SMS	4%	0%
Other	3%	4%

In the future, we expect our revenue to grow due to the continued growth in online advertising and our continued efforts to acquire top products and technology.  However, we expect larger growth in the SMS product line relative to our other products and services.  We anticipate that the lead products and list management will be a lesser percentage of total revenue in the future.  If we close the PhoneGuard transaction, we expect that the mobile products we acquire will account for the majority of our revenue.

Cost of Revenue

The cost of revenue for the year ended December 31, 2009 increased to $1,948,553 from $1,308,753 for the period from June 23, 2008 (Inception) to December 31, 2008, an increase of approximately 50%.  The cost of revenue for the year ended December 31, 2009 represents 26% of the revenue compared to 39% of revenue for the period from June 23, 2008 (Inception) to December 31, 2008.  The increase is primarily attributable to including a full year of operations in 2009.  The percentage reduction of 13% is attributable to the change of product mix with email becoming a larger percentage with a higher profit margin and list management a lesser percentage of the total revenue.  The cost of revenue include fees due to list owners for the use of their data in list management advertising campaigns, outsourced leads, and outsourced data and data services.  The cost of revenue will increase as our revenue grows.

Operating Expenses:

Server hosting and technology services consist of outsourced hosting, outsourced server costs, and other technology costs required to operate our ESP and list management product lines.  This expense for the year ended December 31, 2009 increased to $977,517 from $573,432 for the period from June 23, 2008 (Inception) to December 31, 2008, an increase of 70%.  The increase is primarily attributable to including a full year of operations in 2009.  Servers hosting and Technology expenses represented 47% of the ESP and List management revenue for the year ended December 31, 2009 compared to 41% of the ESP and List management revenue for the period from June 23, 2008 (Inception) to December 31, 2008.  In the future, we anticipate that these costs as a percentage of combined list management and ESP revenue may show slight improvements over 2009 levels as our revenue for List management decreases because the gross margins on list management is substantially lower than ESP and SMS mobile services.

Compensation and related costs include salaries and payroll taxes. In addition, this expense includes non-cash stock based compensation for director fees, expenses for non-employee services employee restricted stock grants for services and the fair value of options grants for employee services.  This compensation expense for the year ended December 31, 2009 increased to $4,576,577 from $2,611,622 for the period from June 23, 2008 (Inception) to December 31, 2008, an increase of 75%.  The increase is primarily attributable to including a full year of operations in 2009.  The increase is also attributed to the full year of amortization of the employees’ stock based compensation and issuance of 19,900,000 employee stock options issued in December 2009.  The non-cash stock based compensation for the year ended December 31, 2009 and December 31, 2008 were $817,356 and $1,114,840, respectively.  The stock compensation represents expenses for directors’ fees of $515,258 for the year ended December 31, 2009 and $150,000 for the year ended December 31, 2008.  The stock compensation represents expenses for employees restricted stock grants for services approximately $69,168 for the year ended December 31, 2009 and $32, 650 for the year ended December 31, 2008 and the fair value of the Options Grants of $232,930 for the year ended December 31, 2009. For the year ended 2010 the Company will have an employee stock based compensation of approximately $503,501. The stock based compensation will be fully amortized by December 2012.

Commission expense represents the amounts we incurred for sales commissions on the sales we made.  The commission expense for the year ended December 31, 2009 increased to $899, 556 from $397,756 for the period from June 23, 2008 (Inception) to December 31, 2008 and increase of 125%. The increase is primarily attributable to including a full year of operations in 2009.  This increase is a direct result of the increase in revenue.

Advertising expense primarily consists of expenses related to attending trade shows which include travel expenses and trade show fees.  The Advertising expense for the year ended December 31, 2009 increased to $108,311 from $84,419 for the period from June 23, 2008 (Inception) to December 31, 2008 an increase of 28%.  The increase is primarily attributable to including a full year of operations in 2009.

Rent expense for the year ended December 31, 2009 increased to $209,940 from $75,975 for the period from June 23, 2008 (Inception) to December 31, 2008, an increase of 170%.  At December 31, 2008, we consolidated our operations into one facility in Boca Raton at a monthly rental cost of approximately $17,000; the rent increased to approximately $18,000 a month beginning in January for 2010.  The increase is primarily attributable to including a full year of operations in 2009.

Bad debt expense is recorded when our management reviews the accounts which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues.  Bad debt expense for the year ended December 31, 2009 increased to $486,491 from $136,451 an increase of 255%.  The increase is primarily attributable to including a full year of operations in 2009.  The increase of this expense is also attributed to the increase of revenue and accounts receivable, for the year 2009.

Loss on disposal of assets for the year ended December 31, 2008, was $36,585. On December 31, 2008, our headquarters were relocated from Hallandale, Florida to Boca Raton, Florida.  Leasehold improvements and certain furniture and fixtures were disposed of.  For the year ended December 31, 2009, there were no asset disposals.

Other general and administrative expenses consist primarily of consulting, investor relations and professional services as well as insurance and the depreciation and amortization of intangible assets.  The general and administrative expenses for the year ended December 31, 2009 increased to $2,887,148 from $1,764,113 for the period from June 23, 2008 (Inception) to December 31, 2008 a 64% increase.  The other general and administrative expenses include consulting, investor relations and professional services which increased to approximately $1,600,000 for the year ended December 31, 2009 from approximately $650,000 for the period June 23, 2008 (Inception) to December 31, 2008, an increase of 145%.  The increase is primarily attributable to including a full year of operations in 2009.

Goodwill Impairment for the year ended December 31, 2009 was $4,735,553. The Company performed its annual impairment test of Goodwill as of December 31, 2009. As a result of the annual test, the Company recorded a non-cash impairment of Goodwill of $4,735,553. There was no goodwill impairment charge in 2008. See discussion in Note 6 to our consolidated financial statements.

Other income (expense) for the year ended December 31, 2009 was $20,154 which mainly includes settlement income of $465,842 for settlements of past due liabilities and ($449,892) of interest expense on notes and capital leases.  For the period from June 23, 2008 (Inception) to December 31, 2008 other income (expense) was ($32,179).  This included $2,363 for interest income and ($34,542) of interest expense on promissory notes and capital leases.

We recognized an income tax benefit of $213,597 for the year ended December 31, 2008 relating to the book-tax basis differences of certain acquired assets and assumed liabilities of the 1 Touch’s business acquisition.  No tax benefit or expense was recorded for the year ended December 31, 2009.

The net loss for the year ended December 31, 2009, was $9,378,732, and the net loss per share basic and diluted was $0.15.  The net loss for the year ended December 31, 2008, was $3,436,898, and the net loss per share basic and diluted was $0.08.

Liquidity and Capital Resources

In 2009, we used $1,796,902 in cash for operations.  The cash used consisted of our net loss $9,378,732 offset by certain larger non-cash items including impairment of goodwill of $4,735,553 stock options granted for services of $730,132, amortization of intangibles of $563,993, and bad debt expense of $486,493.

In 2009, we were provided $2,993,518 of cash in financing activities including $170,733 received from the sale of common stock, $228,634 from the exercise of warrants and $2,480,350 from the sale of Series B preferred stock.

In 2009, our investing activities used net cash of $2,714 to purchase fixed assets.

As of December 31, 2009, we had $347,000 in outstanding notes payable.  In January 2010, three note holders converted $110,000 of their notes into Options Media’s common stock and we re-paid the remaining $237,000.  As of March 26, 2010, we had approximately $790,000 in available cash, $637,440 in accounts receivable and have no loans or notes payable.

To remain operational through the next 12 months, we will need to improve our cash flows.  To accomplish this, our management has been focused on shifting our business to higher margin products such as text messaging and email platforms and looking to cut expenses.  If we are unable to improve our cash flow, we may need to raise additional funds through equity or debt financings.  If required, additional financing may not be available on terms that are favorable to us, if at all.  Any equity financing may be very dilutive to our existing shareholders.  If we are unsuccessful in our attempts to increase cash flows to cover our expenditures or raise additional funds in a financing, we may not be able to remain operational over the next 12 months.

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion.  We expect to spend $200,000 on capital expenditures in 2010.

Forward-Looking Statements

The statements in this report relating to our future liquidity, expectations regarding revenue and cost of revenue, expectations regarding growth in the SMS product line relative to our other services, expectations regarding our lead products and list management service will have as a percentage of total revenue, and expectations regarding closing the PhoneGuard transaction and its results on our revenue are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors that follow.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.  For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

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

We incurred net losses of approximately $9.4 million in 2009.  We anticipate these losses will continue for the foreseeable future.  We have not reached a profitable level of operations and have a negative working capital, all of which raise substantial doubt about our ability to continue as a growing concern.  Our continued existence is dependent upon generating working capital.  Because of our continuing losses, we have working capital to permit us to remain in business only through the end of the year, without improvements in our cash flow from operations or new financing.  Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

Because we may need to raise additional capital, if we fail to do we may not be able to remain operational.

We do not have enough working capital to remain operational over the next 12 months.  If we do not begin to quickly ramp up our revenues, we will need to complete a debt or equity financing.  Either type of financing will be very dilutive to our existing shareholders.  Because of the continuing decline in the economy in the United States and overseas, the substantial reduction in available credit and the severe decline in the stock market and our stock price, we have been hampered in our ability to raise the necessary working capital.  If we do not raise the necessary working capital, we may not be able to remain operational.

Because of the severity of the global economic recession, our customers may delay in paying us or not pay us at all and advertisers may reduce their advertising budgets.  This would have a material and adverse effect on our future operating results and financial condition.

One of the effects of the severe global economic recession is that businesses are tending to maintain their cash resources and delay in paying their creditors whenever possible.  As a trade creditor, we lack leverage unlike secured lenders and providers of essential services.  If the economy continues to deteriorate, we may find that publishers may delay in paying us.  Additionally, we may find that advertisers will reduce Internet advertising which would reduce our future revenues.  These events will result in a number of adverse effects upon us including increasing our borrowing costs, reducing our gross profit margins, and reducing our ability to grow our business.  These events would have a material and adverse effect upon us.

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

Our growth strategy requires us to minimize the loss of our existing customers and grow our customer base by adding new customers.  Customers cancel their accounts for many reasons, including a perception that they do not use our product effectively, the service is a poor value and they can manage their email campaigns without our services.  In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions.  We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate.  If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results would be adversely affected.

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

If we are unable to complete the PhoneGuard transaction, our future results of operations may be adversely affected.

We believe completing the PhoneGuard transaction will be transformational.  We expect to close it in April 2010.  If, we fail to complete the PhoneGuard transaction, our future results of operations will be materially and adversely affected.

Our customers’ use of our services to transmit negative messages or website links to harmful applications could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via our services.

Our customers could use our marketing services to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted material without permission, or report inaccurate or fraudulent data.  Any such use of our services could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud.  Moreover, our customers’ promotion of their services and services through our email marketing product may not comply with federal, state and foreign laws.  We cannot predict whether our role in facilitating these activities would expose us to liability under these laws.

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

If we are unable to enhance our existing services or develop new services that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed.  Creating and designing such enhancements and new services entail significant technical and business risks and require substantial expenditures and lead-time, and there is no guarantee that such enhancements and new services will be completed in a timely fashion.  Nor is there any guarantee that any new product offerings will gain widespread acceptance among our  marketing customers or by the broader market.  For example, our existing email marketing customers may not view any new product as complementary to our email product offerings and therefore decide not to purchase such product.  If we cannot enhance our existing services or develop new services or if we are not successful in selling such enhancements and new services to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.

If there is new tax treatment of companies engaged in Internet commerce, this may adversely affect the commercial use of our marketing services and our financial results.

Due to the global nature of the Internet, it is possible that, governments of states or foreign countries might attempt to tax our activities.  As the recession placed budgetary pressures on governments, it is possible that they may seek to tax Internet activities.  New or revised tax regulations may subject us to additional sales, income and other taxes.  We cannot predict the effect of current attempts to impose taxes on commerce over the Internet.  New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online, reduce Internet sales and decrease the attractiveness of advertising over the Internet.  Any of these events could have an adverse effect on our business and results of operations.

If we fail to prevent click fraud or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, our profitability might decline.

A portion of our revenue arises from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising.  This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad.  We are exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable.  If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising and marketing programs which could lead the advertisers to become dissatisfied and they might refuse to pay or demand refunds.  This could damage our reputation and lead to a loss of advertisers and revenue.  Advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising.  We may also issue refunds or credits as a result of such activity.  Any increase in costs due to any such litigation, government regulation or legislation, refunds or credits could negatively impact our profitability.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel.  Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace.  In particular, Scott Frohman, Chief Executive Officer, Daniel Lansman, President, Dale Harrod, Chief Technology Officer and Steve Stowell, Chief Financial Officer, are critical to the management of our business and operations and the development of our strategic direction.  The loss of the services of Messrs. Frohman, Lansman, Harrod, Stowell or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

We compete with several companies in each segment of our business.  Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products or services.  Our potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have.  These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns.  If we are unable to compete with such companies, the demand for our services could substantially decline.

Because the CAN-SPAM Act imposes certain obligations on the senders of commercial emails, it could minimize the effectiveness of our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.

The CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content.  In addition, some states have passed laws regulating commercial email and text messaging practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries and text messaging listing minors who do not wish to receive unsolicited commercial email and texts that markets certain covered content, such as tobacco, alcohol and adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act.  The ability of our customers’ constituents to opt out of receiving commercial emails and texts may minimize the effectiveness of our email and text messaging marketing products.  Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties.  If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business.  We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

Evolving regulations concerning data privacy may restrict our customers’ ability to solicit, collect, process and use data necessary to conduct email marketing campaigns or to send surveys and analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing or use of consumers’ personal information.  Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.  Other proposed legislation could, if enacted, prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an Internet address contained in an email message.  Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our services.

As Internet commerce develops, federal, state and foreign governments may draft and propose new laws to regulate Internet commerce, which may negatively affect our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely.  Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to email marketing.  The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via email.  Such taxes could discourage the use of the Internet and email as a means of commercial marketing, which would adversely affect the viability of our services.

If the delivery of our customers’ emails is limited or blocked, the fees we may be able to charge for our email marketing product may not be accepted by the market and customers may cancel their accounts.

Internet service providers, or ISPs, can block emails from reaching their users.  Recent releases of ISP software and the implementation of stringent new policies by ISPs make it more difficult to deliver our customers’ emails.  If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with ISPs’ email handling or authentication technologies, then the fees we charge for our email marketing product may not be accepted by the market, and customers may cancel their accounts.

If our email activities are blacklisted by ISPs or others, our ability to conduct business and future revenue and income will be adversely affected.

We depend on email to market to and communicate with our customers, and our customers rely on email to communicate with their constituents.  Various private entities attempt to regulate the use of email for commercial solicitation.  These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam.  Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate.  If a company’s Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

Some of our Internet protocol addresses currently are listed with one or more blacklisting entities and, in the future, our Internet protocol addresses may also be listed with these and other blacklisting entities.  There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists.  Blacklisting of this type could interfere with our ability to market our services and services and communicate with our customers and could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

If we experience any significant disruption in service or in our computer systems or in our customer support services, it could reduce the attractiveness of our services and result in a loss of customers.

The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers.  Our system hardware is co-located at third-party hosting facilities throughout the United States.  None of the operators of these co-located facilities guarantees that our customers’ access to our services will be uninterrupted, error-free or secure.  Our operations depend on the ability of the operators of these facilities to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our arrangement with any of the operators of our co-located facilities is terminated, or there is a lapse of service or damage to their facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities.  In addition, our customer support services, which are currently located only at our Florida office, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services.  Any interruptions or delays in access to our services or customer support, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation.  Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.  These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

Our system stores our customers’ proprietary email distribution lists and other critical data.  Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity.  If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures.  In addition, many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving their personal data.  These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures.  Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights.  Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

●	Divert management’s attention;
●	Result in costly and time-consuming litigation;
●	Require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all;
●	In the case of open source software-related claims, require us to release our software code under the terms of an open source license; or
●	Require us to redesign our software and services to avoid infringement.

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

Our common stock trades on the Bulletin Board which is not a liquid market.  There is currently only a limited public market for our common stock.  We cannot assure you that an active public market for our common stock will develop or be sustained in the future.  If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	Our failure to generate increasing revenues;
●	Short selling activities;
●	Our failure to become profitable;
●	Our failure to raise working capital;

●	Our public disclosure of the terms of any financing which we consummate in the future;
●	Actual or anticipated variations in our quarterly results of operations;
●	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
●	The loss of major customers or product or component suppliers;
●	The loss of significant business relationships;
●	Our failure to meet financial analysts’ performance expectations;
●	Changes in earnings estimates and recommendations by financial analysts; or
●	Changes in market valuations of similar companies.

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

Our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share.  This could permit our Board to issue preferred stock to investors who support Options Media and our management and give effective control of our business to Options Media and our management.  Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.  This could make it more difficult for shareholders to sell their common stock.  This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

An investment in Options Media may be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-33, which appear at the end of this report.  We have also included the audited financial statements of our predecessor company for the period from January 1, 2008 to June 23, 2008.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls

We carried out an evaluation required by Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 15d-15(e)).

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE.

The following is a list of our directors and executive officers.  All directors serve one-year terms or until each of their successors are duly qualified and elected.  The officers are elected by the Board.

Name	Age	Position(s)

Scott Frohman	42	Chairman of the Board, Chief Executive Officer and Secretary
Daniel Lansman	39	President and Director
Steve Stowell	59	Chief Financial Officer and Treasurer
Dale Harrod	44	Chief Technology Officer
Hakan Koyuncu	33	Director

Scott Frohman has served as our Chief Executive Officer and Chairman of the Board since June 23, 2008 and served as our President until the appointment of Daniel Lansman on September 19, 2008.  Since July 2008, Mr. Frohman has served as the Chairman of the Board of Money4Gold Holdings, Inc.  From February 2004 through December 2006, Mr. Frohman co-founded and served as the Chief Executive Officer and a director of Health Benefits Direct Corporation.  From May 2003 through October 2003, Mr. Frohman was a consultant for Verid Identification, where he supervised a web-based identity verification process and implemented sales force and marketing procedures.  Mr. Frohman was selected to our Board for his general business management with specific experience in marketing driven companies.  In addition, Mr. Frohman was selected for his proven track record of success and his extensive experience managing the growth of young companies.  Finally, he was selected because he is our Chief Executive Officer.

Daniel Lansman has served as our President and a director since September 19, 2008. From 2003 through September 2008, Mr. Lansman co-founded 1 Touch and has been a manager since that date.  Prior to 2003, Mr. Lansman was an Account Executive at Equifax Marketing Services, an information and marketing services company.  Mr. Lansman was selected to our Board because it was a condition of Options Media’s acquisition of 1 Touch.

Steve Stowell has served as our Chief Financial Officer since September 18, 2008. From 2005 until September 2008, Mr. Stowell served as the Chief Financial Officer for Come and Stay, Inc., an international direct marketing and data services business with operations in 13 countries.  From 2003 until 2005, Mr. Stowell was the Chief Financial Officer of Marlin Capital Partners.

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

Hakan Koyuncu has served as our director since June 23, 2008. Mr. Koyuncu has served as President of Money4Gold Holdings, Inc. since May 7, 2009 and previously served as its Chief Executive Officer from July 23, 2008.  Mr. Koyuncu heads Money4Gold’s European operations and is based in its United Kingdom office.  He has served as a director of Money4Gold since July 23, 2008.  In 2004, Mr. Koyuncu co-founded Leadcreations, LLC and has been its Chief Executive Officer since 2003.  Leadcreations is an Internet marketing and online lead generation company which provides services to us.  In 2004, Mr. Koyuncu founded Unitel Telecom, one of Turkey's first independent telecommunications companies, which was acquired by another telecom company within two years.  Mr. Koyuncu was selected as a director for his proven track record of success and his extensive experience managing the growth of young companies from start-up through to maturity.  In addition, Mr. Koyuncu has extensive knowledge of the Internet marketing industry.

There are no family relationships among any of our directors or executive officers.

Committees of the Board

We expect our Board, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt a charter relative to each such committee.  We intend to appoint such persons to committees of the Board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirement until we elect to seek listing on a national securities exchange.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Marnie Goldberg or by facsimile (561) 892-2618.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Director Independence

Our Board has determined that Hakan Koyuncu is independent in accordance with the NASDAQ Stock Market rules.

Board Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions.  We believe that this Board leadership structure is the most appropriate for Options Media.  Because we are a small company and do not have significant revenues, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer of Options Media.  The challenges faced by us at this stage – obtaining financing and developing our business – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of our business.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect Options Media, and how management addresses those risks.  Mr. Frohman, as our Chairman and Chief Executive Officer, and Mr. Stowell, our Chief Financial Officer, work closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent director may conduct the assessment.  Presently, the primary risks affecting Options Media are the lack of working capital and the inability to generate sufficient revenues so that we have positive cash flow from operations.  The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

Board Diversity

While we do not have a formal policy on diversity, our Board considers as one of the factors the diversity of the composition of our Board and the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Although there are many other factors, the Committee seeks to attract individuals with knowledge of Internet marketing.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table reflects the compensation paid to our Chief Executive Officer and the two other executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, who we refer to as our Named Executive Officers.

2009 Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards		Option Awards		Total
(a)	(b)	($)(c)	($)(e)(1)		($)(f)(1)		($)(j)
Scott Frohman	2009	270,000	-		377,740	(2)	647,740
Chief Executive Officer	2008	90,000	675,000	(3)	-		765,000
Daniel Lansman	2009	240,000	-		153,000	(4)	393,000
President	2008	60,000	-		-		60,000
Steve Stowell	2009	185,000	-		20,400	(5)	205,400
Chief Financial Officer and Treasurer	2008	46,250	60,000	(6)	-		106,250

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules.  These rules also require prior years amounts to be recalculated in accordance with the rule and therefore any number previously disclosed in our Form 10-K regarding our Named Executive Officers compensation on this table or any other table may not reconcile.  These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)
Includes 6,000,000 stock options exercisable at $0.035 per share vesting annually over three years with the first vesting date being December 11, 2010.  Also, includes 5,000,000 fully vested stock options exercisable at $0.035 per share.

(3)
The stock award represents 2,250,000 shares of common stock and the option award represents 2,500,000 stock options exercisable at $0.30 per share. Both of these awards were granted to Mr. Frohman under his employment agreement.

(4)	Represents 4,500,000 stock options exercisable at $0.035 per share vesting annually over three years with the first vesting date being December 11, 2010.
(5)	Represents 600,000 stock options exercisable at $0.035 per share vesting annually over three years with the first vesting date being December 11, 2010.
(6)	Represents 200,000 shares of restricted common stock granted pursuant to Mr. Stowell’s employment agreement.

Employment Agreements

Effective June 23, 2008, we entered into an employment agreement with Scott Frohman, our Chief Executive Officer.  The current term of the agreement expires on June 23, 2010 but will be automatically renewed for additional one-year periods until either we or Mr. Frohman gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term.  Mr. Frohman’s base salary is $300,000 per year.  At signing, Mr. Frohman was granted 2,250,000 vested shares of common stock and a 10-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.30 per share, vesting in 24 equal monthly installments.

On September 19, 2008, we entered into an employment agreement with Daniel Lansman, our President.  The current term of the agreements expires on September 30, 2010 but will be automatically renewed for additional one-year periods unless either we or Mr. Lansman gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term.  He will receive (i) an annual base salary of $240,000, (ii) 5% commission from all revenues received by Options Media from parties introduced to Options Media by him and prior customers of 1 Touch and (iv) a performance bonus based on 1 Touch achieving specific performance milestones related to revenues and EBITDA.  As of the date of this report, 1 Touch has not met these performance milestones.  Mr. Lansman shall be issued 1,000,000 shares of our common stock if 1 Touch earns a minimum of $20,000,000 revenues and EBITDA of $3,000,000 in 2010.  If only a portion of either of the milestones are met, then Mr. Lansman will be entitled to a reduced portion of they earn-out.

Effective October 1, 2008, we entered into an employment agreement with Steve Stowell, our Chief Financial Officer.  The current term of the agreement expires on September 29, 2010 but will be automatically renewed for additional one-year periods unless either we or Mr. Stowell gives the other party written notice of its intent not to renew at least 30 days prior to the end of the then current term.  Pursuant to the agreement, we are paying him an annual salary of $185,000, issued him 200,000 shares of restricted stock vesting annually in three equal increments and paid him a signing bonus of $19,000 upon commencement of employment with Option Media.

Effective October 6, 2008, we entered into an employment agreement with Dale Harrod, our Chief Information Officer.  The current term of the agreement expires on October 5, 2010, but will be automatically renewed for additional one-year periods until either we or Mr. Harrod gives the other party written notice of its intent not to renew at least 30 days prior to the end of the then current term.  Mr. Harrod’s base salary is $12,500 per month.  Mr. Harrod was issued 200,000 shares of common stock vesting in three annual equal increments beginning October 6, 2009, subject to continued employment.  He was also granted a five-year option to purchase 100,000 shares of common stock at an exercise price of $1.30 per share.  These options have fully vested.

Messrs. Frohman, Lansman, Stowell, and Harrod are entitled to severance in the event that they are dismissed without cause or they resign for Good Reason as defined in their Employment Agreements, including upon a change of control.  In any such events, Messrs. Frohman and Lansman will receive 18 months of their then base salary, Mr. Stowell will receive six months base salary, and Mr. Harrod will receive six months base salary if terminated prior to two years and nine months if terminated after one year of employment.  Additionally, all of their restricted stock and stock options will immediately vest, where applicable.

Outstanding Equity Awards at 2009 Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2009:

Outstanding Equity Awards At 2009 Fiscal Year-End

Name (a)	No. of Securities Underlying Unexercised Options (#) Exercisable (b)	No. of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($)(e)	Option Expiration Date (f)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(i)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(j)

Scott Frohman	2,395,833	104,167	(1)	0.30	6/23/18
	5,000,000	0	(2)	0.035	12/23/14
	0	6,000,000	(3)	0.035	12/11/14

Daniel Lansman	0	4,500,000	(3)	0.035	12/11/14
						1,000,000	(4)	70,000	(4)
Steve Stowell	0	600,000	(3)	0.35	12/11/14

(1)       Vesting monthly over a 24 month period beginning on June 23, 2008.
(2)       Fully vested.
(3)       Vesting annually over three years with the first vesting date being December 11, 2010.
(4)       Vesting upon reaching certain milestones.  See the summary of Mr. Lansman’s employment agreement above.  The market value is based upon the closing price of $0.07 on December 31, 2009.

Director Compensation

We do not pay cash compensation to our directors for service on our Board.

2009 Director Compensation

Name (a)	Option Awards ($)(d)(1)	Total ($)(j)
Hakan Koyuncu (2)	17,000	17,000
Ronald Levine (3)	-	-
———————
(1)
The amount in their column represents the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules.  These amounts represent options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the director.

(2)
Mr. Koyuncu received options to purchase 500,000 shares exercisable at $0.035 per share for service as a non-employee director.  The options vest annually every year over three years beginning December 11, 2011.

(3)	Resigned on September 3, 2009.

Equity Compensation Plan Information

The following chart reflects the number of options granted and the weighted average exercise price as of December 31, 2009.

Name Of Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price Per Share of Outstanding Options ($)	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders(1)	22,865,097	0.27	4,242,903
Total	22,865,097		4,242,903

    (1)    Includes 19,900,000 options exercisable at $0.05 per share granted outside of Options Media’s 2008 Equity Incentive Plan, or the Plan, of which 16,700,000 were granted to executive officers and 500,000 were granted to a director.  Also includes 2,965,097 options granted under the Plan.

2008 Equity Incentive Plan

On June 23, 2008, our Board adopted the Plan, under which we may issue up to 8,000,000 shares of restricted stock and stock options to our directors, employees and consultants.

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

The Plan provides for the grant of non-qualified stock option and incentive stock options, or ISOs, as defined by the Internal Revenue Code.  For any ISOs granted, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders.  Options granted under the Plan shall expire no later than 10 years after the date of grant, except for ISOs granted to 10% shareholders which must expire not later than five years from grant.  The option price may be paid in United States dollars by check or other acceptable instrument including wire transfer or, at the discretion of the Board or the Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

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

The following chart reflects the number of stock options we have awarded under the Plan to our executive officers and directors.

Name	Number of Options	Exercise Price per Share ($)	Expiration Date
Scott Frohman	2,500,000	0.30	June 23, 2018
Dale Harrod	100,000	1.30	October 6, 2013

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of March 26, 2010 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned (1)	Percent (1)

Directors and Executive Officers:

Common Stock	Scott Frohman(2)(3)(4) 123 NW 13th Street, Ste. 300 Boca Raton, FL 33432	9,645,833	4.2%
Common Stock	Daniel Lansman(2)(3)(5) 123 NW 13th Street, Ste. 300 Boca Raton, FL 33432	4,750,000	2.1%
Common Stock	Steve Stowell (2) 123 NW 13th Street, Ste. 300 Boca Raton, FL 33432	200,000	*
Common Stock	Hakan Koyuncu(3) 123 NW 13th Street, Ste. 300 Boca Raton, FL 33432	200,000	*
	All executive officers and directors as a group (5 persons)	15,095,833	6.5%

5% Shareholders:

Common Stock	Chestnut Ridge Partners, LP 10 Forest Avenue Paramus, NJ 07652(6)	13,446,191	6.0%
Common Stock	Frost Gamma Investments Trust 4400 Biscayne Boulevard, Ste. 1500 Miami, FL 33137(7)	26,356,667	11.5%
Common Stock	Gerald Unterman 610 Park Avenue New York, NY 10065(8)	27,300,000	12.2%
———————
*	Less than 1%

(1)
Applicable percentages are based on 222,996,640 shares outstanding adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	An executive officer
(3)	A director.
(4)
Consists of 2,250,000 shares of restricted common stock and stock options to purchase 2,395,833 and 5,000,000 shares of common stock exercisable at $0.30 and $0.035, respectively, per share exercisable within 60 days of this report.

(5)	Does not include 1,000,000 shares of common stock issuable if 1 Touch achieves specific performance milestones.
(6)	Includes 714,286 warrants exercisable at $0.035 per share.
(7)	Includes 1,666,667 warrants exercisable at $0.035 per share.
(8)	Includes 1,650,000 warrants exercisable at $0.035 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 5, 2008, we borrowed $50,000 from Daniel Lansman, our President and a director, and issued him a $50,000 promissory note.  On January 22, 2010, we agreed to convert this promissory note at $0.035 per share and re-paid all of the accrued interest.  Mr. Lansman sold the convertible note and the investor converted it into common stock.  Also, we owe Scott Frohman and Daniel Lansman $16,938 for expenses they personally advanced on our behalf.

In 2009, Mr. Nat Bumbaca, the brother of Mr. Anthony Bumbaca, our former Senior Vice President, was employed by us as a sales representative and received a salary of $48,000 per year and commissions which was comparable to the amounts paid to our other salespeople.  We believe that the compensation payable to Mr. Nat Bumbaca is comparable to what would have been obtained in an arm’s-length transaction.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Salberg & Company, P.A. serves as our current independent registered public accounting firm.  All of the services provided and fees charged were approved by the Board.

	2009	2008
	($)	($)
Audit Fees (1)	121,000	145,000
Audit Related Fees (2)	1,600	19,000
Tax Fees	—	—
All Other Fees	—	—
———————

    (1)           Audit fees – these fees relate to the audits of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

    (2)           Audit related fees – The audit related fees for the year ended December 31, 2009 and 2008 were for professional services rendered for assistance with reviews of documents filed with the SEC.

    Our Board has not adopted a procedure for pre-approval of all fees charged by our independent auditors.  The Board approves the engagement letter with respect to audit, tax, review services and other services.

PART IV

(a)    Documents filed as part of the report.

(1)	All Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
(3)	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

2.1	Customer Acquisition Network Holdings – Merger and Plan of Reorganization	8-K	6/25/08	2.1
2.2	Options Acquisition - Certificate of Merger	8-K	6/25/08	2.2
2.3	1 Touch – Plan of Merger**	10-K	10/6/08	2.3
2.4	1 Touch – Certificate of Merger	10-K	10/6/08	2.4
3.1	Amended and Restated Articles of Incorporation	8-K	6/25/08	3.1
3.2	Certificate of Amendment	8-K	6/25/08	3.2
3.3	Certificate of Change	8-K	6/25/08	3.3
3.4	Certificate of Designation				Filed
3.5	Amendment to Certificate of Designation				Filed
3.6	Certificate of Amendment				Filed
3.7	Bylaws	Sb-2	11/8/07	3.2
3.8	First Amendment to Bylaws	8-K	9/25/08	3.1
3.9	Second Amendment to Bylaws				Filed
10.1	Scott Frohman Employment Agreement*	8-K	6/25/08	10.7
10.2	Amendment to Scott Frohman Employment Agreement*	10-K	10/6/08	10.2
10.3	Daniel Lansman Employment Agreement*	10-Q	11/14/08	10.4
10.4	Steve Stowell Employment Agreement*	10-Q	11/14/08	10.3
10.5	Dale Harrod Employment Agreement*	10-K	4/1/09	10.7
10.6	Form of Daniel Lansman Promissory Note*	10-K/A	10/16/09	10.17
10.7	Form of Subscription Agreement				Filed
10.8	Stock Option Agreement – Scott Frohman*				Filed
10.9	Form of Executive Option Agreement*				Filed
10.10	Form of Restricted Stock Agreement*	10-Q	11/14/08	10.17
21.1	List of Subsidiaries				Filed
31.1	Certification of Principal Financial Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished
32.2	Certification of Principal Financial Officer (Section 906)				Furnished

———————
*Management Compensatory Plan or Arrangement.

**The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Marnie Goldberg.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2010
Options Media Group Holdings, Inc.

By:	/s/ Scott Frohman
Scott Frohman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Stowell	Chief Financial Officer (Principal Financial Offer and Chief Accounting Officer)	March 30, 2010
Steve Stowell

/s/ Daniel Lansman	Director	March 30, 2010
Daniel Lansman

/s/ Hakan Koyuncu	Director	March 30, 2010
Hakan Koyuncu

Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Options Media Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Options Media Group Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Options Media Group Holdings, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $9,378,732, and net cash used in operations of $1,796,902 for the year ended December 31, 2009, and a working capital deficit and an accumulated deficit of $125,200, and $12,884,163 respectively at December 31, 2009. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 30, 2010

Options Media Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$1,316,067	$122,165
Accounts receivable, net	371,696	472,139
Prepaid expenses	39,444	46,841
Other current assets	12,000	11,525
Total Current Assets	1,739,207	652,670

Property and equipment, net	219,516	211,984
Software, net	33,594	64,857
Goodwill	6,372,230	11,107,784
Intangible Assets, net	303,361	867,354
Other assets	36,421	35,300
Total assets	$8,704,329	$12,939,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$27,721	$154
Accounts payable	788,689	1,154,632
Accrued expenses	566,523	299,521
Convertible Notes payable, related parties	287,000	730,000
Notes payable	60,000	––
Deferred revenue	21,025	82,609
Obligations under capital leases	976	12,014
Other current liabilities	80,369	253,335
Due to related parties	32,104	40,216
Total Current Liabilities	1,864,407	2,572,481

Total Liabilities	$1,864,407	$2,572,481

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Preferred stock; $0.001 par value
10,000,000 shares authorized.	$––	$––
Preferred stock; $0.001 par value
Series A, 7,830 and none issued and outstanding at December 31, 2009 and 2008, respectively.	8	––
Preferred stock; $0.001 par value
Series B, 7,087 and none issued and outstanding at December 31, 2009 and 2008, respectively.	7	––
Common stock; $0.001 par value
300,000,000 shares authorized, 97,713,210 and 58,239,999 issued and outstanding at December 31, 2009 and 2008, respectively.	97,713	58,240
Additional paid-in capital	19,626,357	13,859,659
Subscription receivable	––	(45,000)
Accumulated deficit	(12,884,163)	(3,505,431)
Total Stockholders' Equity	6,839,922	10,367,468
Total Liabilities and Stockholders' Equity	$8,704,329	$12,939,949

The accompanying notes are an integral part of these consolidated financial statements

Option Media Group Holdings Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
Net revenues	$7,430,760	$3,370,790
Cost of revenues	1,948,553	1,308,753
Gross profit	5,482,207	2,062,037

Operating expenses:
Server hosting and technology services	977,517	573,432
Compensation and related cost	4,576,577	2,611,622
Commissions	899,556	397,756
Advertising	108,311	84,419
Rent	209,940	75,975
Goodwill impairment	4,735,553	––
Bad debt	486,491	136,451
Loss on disposal of assets	––	36,585
Other general and administrative	2,887,148	1,764,113

Total operating expenses	14,881,093	5,680,353

Loss from operations	(9,398,886)	(3,618,316)

Other income (expense):
Other income	4,204	2,363
Settelment income	465,842	––
Interest expense	(449,892)	(34,542)
Total other income (expense)	20,154	(32,179)

Loss before income tax	(9,378,732)	(3,650,495)
Income tax benefit	––	213,597

Net Loss	$(9,378,732)	$(3,436,898)

Net Loss per common share - Basic and Diluted	$(0.15)	$(0.08)

Weighted average number of shares outstanding - Basic and Diluted	61,020,574	40,722,939

The accompanying notes are an integral part of these consolidated financial statements

Options Media Group Holding, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2007	––	$––	––	$––	30,398,148	$30,398	$60,852	$––	$(68,533)	$22,717
Donated services and rent	––	––	––	––	––	––	7,209	––	––	7,209
Cancellation of shares in connection with the merger agreement	––	––	––	––	(18,148,148)	(18,148)	18,148	––	––	––
Issuance of shares in connection with the merger agreements	––	––	––	––	22,500,000	22,500	6,727,500	––	––	6,750,000
Common stock issued for cash, net of offering costs	––	––	––	––	20,184,999	20,185	5,848,916	(45,000)	––	5,824,101
Common stock granted for finders fees	––	––	––	––	255,000	255	(255)	––	––	––
Shares granted for services	––	––	––	––	2,550,000	2,550	762,450	––	––	765,000
Shares granted for Directors Fees	––	––	––	––	500,000	500	149,500	––	––	150,000
Employee stock based compensation - Restricted Stock	––	––	––	––	––	––	32,650	––	––	32,650
Fair value of stock options issued for employee services	––	––	––	––	––	––	252,689	––	––	252,689
Net loss for the year ended December 31, 2008	––	––	––	––	––	––	––	––	(3,436,898)	(3,436,898)
Balance - December 31, 2008	––	$––	––	$––	58,239,999	$58,240	$13,859,659	$(45,000)	$(3,505,431)	$10,367,468

Common stock issued upon the exercise of warrants	––	––	––	––	5,984,167	5,984	222,650	––	––	228,634
Common stock issued for cash	––	––	––	––	2,045,302	2,045	368,688	––	––	370,733
Cancellation of subscription	––	––	––	––	(150,000)	(150)	(44,850)	45,000	––	––
Common stock granted for employee settlement	––	––	––	––	15,000	15	4,485	––	––	4,500
Warrants issued in connection with financing	––	––	––	––	––	––	239,853	––	––	239,853
Common stock issuance of anti-dilution shares and common stock penalty shares for delay in issuance	––	––	––	––	3,172,980	3,173	7,067	––	––	10,240
Common stock issued in connection with debt financing	––	––	––	––	800,000	800	87,200	––	––	88,000
Common stock issued for services	––	––	––	––	2,450,000	2,450	675,052	––	––	677,502
Common stock issued for asset purchase	––	––	––	––	3,000,000	3,000	102,000	––	––	105,000
Employee stock based compensation - restricted stock	––	––	––	––	334,334	335	117,123	––	––	117,458
Employee stock based compensation - unvested restricted stock - cancelled	––	––	––	––	––	––	(30,234)	––	––	(30,234)
Employee stock based compensation - stock options	––	––	––	––	––	––	834,005	––	––	834,005
Employee stock based compensation - unvested stock options - cancelled	––	––	––	––	––	––	(103,873)	––	––	(103,873)
Common stock issued for debt settlements	––	––	––	––	964,286	964	32,786	––	––	33,750
Series A preferred stock issued upon conversion of debt	12,130	12	––	––	––	––	1,212,988	––	––	1,213,000
Financing costs for series A preferred stock conversions	––	––	––	––	––	––	(193,068)	––	––	(193,068)
Series A preferred stock converted to common stock	(4,300)	(4)	––	––	12,285,713	12,286	(12,282)	––	––	––
Common stock issued for note conversions	––	––	––	––	8,571,429	8,571	291,429	––		300,000
Series B preferred stock issued for cash	––	––	7,087	7	––	––	2,480,343	––	––	2,480,350
Financing costs for series B preferred stock sales	––	––	––	––	––	––	(524,664)	––	––	(524,664)
Net loss for the year ended December 31, 2009	––	––	––	––	––	––	––	––	(9,378,732)	(9,378,732)

Balance - December 31, 2009	7,830	$8	7,087	$7	97,713,210	$97,713	$19,626,357	$--	$(12,884,163)	$6,839,922

The accompanying notes are an integral part of these consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Operating Activities:
Net Income (Loss)	$(9,378,732)	$(3,436,898)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Stock Granted for Services to Non-Employees	333,543	765,000
Stock Granted for Settlement of Debt Obligations	38,250	––
Stock Issued as penatly for delay in anti-dilution issuance	10,240	––
Stock Granted for Services to Directors	––	150,000
Stock Granted for Services to Employees	87,224	32,650
Stock Options Granted for Services	730,132	252,689
Amortization of Debt Discount	352,855	––
Amortization of Prepaid Expenses	383,958	––
Loan Fees Capitalized to Loan Payable	204,825	––
Depreciation	131,444	42,584
Amortization of Intangibles	563,993	289,961
Impairment of Intangibles	––	283,462
Income tax Benefit	––	(213,597)
Impairment of Goodwill	4,735,553	––
Donated Services	––	7,209
Loss on Disposal of Assets	––	36,585
Bad Debt	486,493	136,451
Changes in operating assets and liabilities:
Accounts Receivable	(386,048)	110,033
Prepaids	(32,603)	(43,973)
Other Current Assets	(1,596)	(236)
Accounts Payable	(365,948)	713,563
Accrued Expenses	352,177	(52,662)
Deferred Revenues	(61,584)	(50,450)
Due To Related Parties	(8,112)	40,216
Other Current Liabilities	27,034	2,178
Net Cash Used In Operations	(1,796,902)	(935,235)

Investing Activities
Purchase of Property and Equipment	(2,714)	(46,166)
Acquisition of Subsidiaries, Net of Cash Acquired	––	(4,653,561)
Net Cash Used In Investing Activities	(2,714)	(4,699,727)

Financing Activities
Bank Overdraft	27,567	154
Proceeds from sale of Common Stock	170,733	5,824,101
Proceeds from sale of Series B preferred stock	2,480,350	––
Warrant Exercises	228,634	––
Financing Costs	(717,732)	––
Proceeds From Loans	815,000	1,455,000
Repayment of Loans	––	(1,525,000)
Principal Payments on Capital Lease Obligations	(11,034)	(44,373)

Net Cash Provided by Financing Activities	2,993,518	5,709,882

Net Increase (Decrease) In Cash	1,193,902	74,920
Cash Beginning Of Year	122,165	47,245

Cash End Of Year	$1,316,067	$122,165

The accompanying notes are an integral part of these consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Supplemental Disclosure of Cash Flow Information:

Cash Paid For Interest	$6,329	$6,609
Cash Paid For Taxes	$-	$-

Supplemental Disclosure Of Non-Cash Investing and Financing Activities:
Acquisition of Options Acquisition Sub, Inc. with common stock and note payable	$-	$4,750,000
Acquisition of 1Touch Marketing, Inc. with common stock	$-	$3,000,000
Equipment purchase financed	$-	$52,429
Refinancing of notes payable	$680,000	$-
Prepaid common stock issued for services	$343,958	$-
Common stock issued for debt discount	$88,000	$-
Issuance of common stock prepaid and recorded as liability in fiscal 2008	$200,000	$-
Warrants issued for debt discount	$239,853	$-
Common stock issued for asset acquisition	$105,000	$-
Common stock issued for conversion of convertible debt	$300,000	$-
Series A preferred stock issued for conversion of convertible debt	$1,213,000	$-

The accompanying notes are an integral part of these consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

In connection with this merger, the Company discontinued its former business and succeeded to the business of Options as its sole line of business. The merger was accounted for as a purchase method acquisition pursuant to ASC 805 Business Combinations (formerly SFAS No. 141). Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and Options is the acquired compa ny.

Options was originally formed in Florida on February 22, 2000, under the name Options Ne wslet ter, Inc. and is engaged in the design of custom email delivery solutions for commercial customers. On January 4, 2008, Options Newsletter, Inc. merged with and into Options Acquisition Sub, Inc., a newly formed, wholly-owned Delaware subsidiary of Customer Acquisition Network Holdings, Inc., a Delaware company (“CAN”), with Options being the surviving corporation. Options began selling advertising space within free electronic newsletters that it published and emailed to subscribers. Options also generated leads for customers by emailing its customers’ advertisements to various email addresses from within its database. Options is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. Options also manages and markets its customers’ lists and makes them available to advertisers who are trying to reach customers similar to theirs. During the years ended December 31, 2009 and 2008, the majority of Options’ revenue was derived from being an ESP, but it continues to provide email customer advertisements on a cost per lead generated basis.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
The Merger consideration included $3 million in cash, a $1 million senior secured promissory note and 12.5 million shares of the Company’s stock valued at $0.30 per share based on the then recent contemporaneous offering price for a private placement of $0.30 per share (applying ASC 805-10-25). The total purchase price was $7,798,089 and includes the cash of $3,000,000, common stock valued at $3,750,000, legal fees of $48,089, and the $1,000,000 promissory note.

The Company accounted for the Merger utilizing the purchase method of accounting in accordance with  ASC 805 Business Combinations (formerly SFAS No. 141). The Company is the acquirer for accounting purposes and Options is the acquired company. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of Options. The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

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

Merger with 1 Touch

On August 27, 2008, the Company entered into an Agreement and Plan of Merger with 1 Touch Marketing, LLC (the “1 Touch Merger Agreement”). The acquisition closed on September 19, 2008. Pursuant to the 1 Touch Merger Agreement, Options Media acquired all of the membership interests of 1 Touch in exchange for common stock of the Company and cash. The two owners of 1 Touch received their proportionate share of (i) $1,500,000 in cash, (ii) 10,000,000 shares of the Company’s common stock of which 1,000,000 shares have piggy-back registration rights, and (iii) the right to receive a maximum earn-out payment of 6,000,000 shares of the Company’s common stock based on 1 Touch achieving specific performance milestones. For the years ended December 31, 2009 and 2008 the earn-out payment was not earned.  Additionally, Daniel Lansman and Anthony Bumbaca, the owners of 1 Touch, became president and senior vice president of the Company, respectively, Mr. Bumbaca resigned in 2009 and Mr. Lansman will receive (i) an annual base salary of $240,000, (ii) 5% commission from all revenues, less related expenses, received by the Company from parties introduced to the Company by them and prior customers of 1 Touch and (iii) a performance bonus based on 1 Touch achieving specific performance milestones. Furthermore, Mr. Lansman and  will receive 18 months base salary in the event he is terminated without cause or for Good Reason as defined by his employment agreement. (See Note 13 for severance agreement)  Mr. Lansman was appointed to the Company’s Board of Directors. In connection with the 1 Touch Merger Agreement, the Company issued 10,000,000 unregistered shares of common stock valued at $3,000,000. The shares were valued at the then recent contemporaneous offering price for a private placement of $0.30 per share (applying ASC 805-10-25). The total purchase price was $4,655,382 and includes the cash of $1,500,000, common stock valued at $3,000,000, and the total direct costs of $155,382.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The Company accounted for the Merger utilizing the purchase method of accounting in accordance with the ASC 805, “Business Combinations” (formerly SFAS No. 141). The Company is the acquirer for accounting purposes and Options is the acquired company. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of Options. The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

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

Going Concern

As reflected in the accompanying consolidated financial statements for the year ended December 31, 2009, the Company had a net loss of $9,378,732 and $1,796,902 of net cash used in operations. At December 31, 2009, the Company had a working capital deficiency of $125,200. Additionally, at December 31, 2009, the Company had an accumulated deficit of $12,884,163. These matters and the Company’s expected needs for capital investments required to support operational growth and maturing debt raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock, Series B preferred stock, warrant exercises, issuance of short term debt securities and sales of advertising and data services. The Company was able to raise $3,000,000 in the fourth quarter before any associated costs and converted three notes valued at $923,000 of principle and $290,000 of accrued interest and note fees into shares of Series A convertible preferred stock. The Company’s growth strategy is focused toward those product initiatives with high margins and strong cash flows.

Based on actions being taken to improve liquidity as discussed above, management believes that the Company will meet its expected needs required to continue as a going concern through December 31, 2010.

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

The most significant estimates include the valuation of accounts receivable, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation of property and equipment, valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation and amortization periods of intangible assets, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
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

Software amortization expense for the year ended December 31, 2009 and 2008 was $31,263 and $15,817, respectively.

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

Mineral Properties

The Company was in the exploration stage since its inception on June 27, 2007, until June 23, 2008 and did not  realize any revenues from its planned operations in this prior business. It was primarily engaged in the acquisition and exploration of mining properties until June 23, 2008. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in ASC 930-805. The Company assesses the carrying costs for impairment under ASC 360 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the shares-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with ASC 350-10-05 Goodwill and Other Intangible Assets (formerly SFAS 142) and records intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with ASC 805 Business Combinations (formerly SFAS 141).

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Goodwill

The Company tests goodwill for impairment in accordance with ASC 350-10-05 Goodwill and Other Intangible Assets (formerly SFAS No. 142) . Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired. The Company has elected to test for goodwill impairment annually. See discussion in Note 6 to the Consolidated Financial Statements.

Long-Lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with ASC 360 Property, Plant and Equipment (formerly SFAS No. 144), which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.  Amounts recorded for notes payable, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

    Effective January 1, 2008, we adopted accounting guidance (ASC 820) for financial assets and liabilities.  The adoption did not have a material impact on our results of operations, financial position or liquidity.  These guidelines define fair value, provide guidance for measuring fair value and require certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

    On January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company has significant nonfinancial assets for the years ended December 31, 2009 that require recognition and disclosure at fair value.

    We currently measure and report at fair value our intangible assets and goodwill.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  For goodwill, the Company compares the implied fair value of the reporting unit, using the market capitalization method, with the carrying amount of the goodwill.  As a result of the annual goodwill test, the Company recorded impairment in 2009.  The following table summarizes our non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009:

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$6,372,230	$-	$-	$6,372,230
Intangible assets	303,361	-	-	303,361
Total Non-financial Assets	$6,675,591	$-	$-	$6,675,591

The following is a summary of activity for non-financial assets measured under level 3 through December 31, 2009:
Goodwill:

Balance at January 1, 2009	$11,107,784
Goodwill Impairment	(4,735,553)
Ending balance at December 31, 2009	$6,372,230

Intangible assets:

Balance at January 1, 2009	$867,354
Amortization of intangible assets	(563,993)
Ending balance at December 31, 2009	$303,361

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740 Income Taxes (formerly SFAS No. 109). Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year, and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Applicable interest is included as a component of income tax expense and income taxes payables.

Effective January 1, 2008, the Company adopted ASC 740 Income Taxes (formerly FIN 48).  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Based on its evaluation, the Company has determined that there were no significant uncertain tax positions requiring recognition in the accompanying financial statements.   The evaluation was performed for the tax years ended December 31, 2007, 2008, and 2009, the tax years which remains subject to examination by major tax jurisdictions as of December 31, 2009.

The Company classifies interest and penalties arising from underpayment of income taxes in the statements of operations as general and administrative expenses.  As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The Company, in accordance with ASC 605-45-05, (formerly Emerging Issues Task Force (EITF) Issue 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent,”) reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on and earns a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable.

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

Revenue from list management services, which principally includes e-mail transmission services of third party promotional and e-commerce offers to a licensed email list, is recognized when Internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients. The Company reports this revenue gross in accordance with ASC 605-45-05 because it is responsible for fulfillment of the service, has substantial latitude in setting price and assumes the credit risk for the entire amount of the sale, and it is responsible for the payment of all obligations incurred with advertiser email list owner. Cost of revenue from list management services are costs incurred to the email list owners whom the Company has licensed such email list.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Revenue from SMS is broken down into the three services offered. SMS Push is recognized at the time the message is sent to the cell phone user, SMS Pull is recognized as revenue when the cell phone user responds to the advertisement, and SMS Bluetooth Proximity Marketing is recognized once a month as the client leases the box on a monthly basis.

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

Stock based compensation

We adopted ASC 718-20-10; Share Based Payment (formerly SFAS No. 123R) which establishes the financial accounting and reporting standards for stock-based compensation. As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. Stock based compensation is measured at fair value at the time of the grant.

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding.  The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.  As of December 31, 2009, there were 22,865,097 options, 6,520,666 warrants, 457,667 of unvested restricted stock, and a total of 93,238,572 shares of Series A and B preferred stock outstanding which  may dilute future earnings per share (in total, 123,082,002 common stock equivalents).

Advertising

In accordance with ASC 720-35, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Reclassifications

Certain amounts included in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on total assets, liabilities, stockholders equity, gross profit (loss), loss from operations or net loss.

Recently Issued Accounting Standards

On January 1, 2008, the Company adopted the provisions of ASC 820 Fair Value Measurements and Disclosures (formerly SFAS No. 157).  ASC 820 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.”  The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157.  The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”) (ASC 820), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161) (ASC 815-10).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” subsequently superseded by SFAS No. 168 (ASC 105-10).  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6).  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued (ASC 350).  This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) approved Accounting Standards Update (“ASU”) 2009-01 the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

 Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, formerly (SFAS No. 165) established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

ASC 810 “Consolidation”, formerly (SFAS No. 160) changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

ASC 810 “Consolidation”, formerly (SFAS No. 167)  amends FASB Interpretation No. 46(R) ) Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts Receivable at December 31, 2009 and 2008 is as follows:

	December 31, 2009	December 31, 2008
Accounts Receivable	$498,960	$645,128
Less: Allowance for doubtful accounts	(127,264)	(172,989)
Accounts Receivable, net	$371,696	$472,139

Bad debt expense for the years ended December 31, 2009 and 2008 was $486,493 and $136,451 respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008, consists of the following:

	December 31, 2009	December 31, 2008
Computer Equipment	$123,882	$123,882
Furniture and Fixtures	15,956	15,956
Office Equipment	7,350	6,650
Leasehold Improvement	89,506	87,493
SMS Mailing Platform	105,000	--
Total Property and Equipment	341,694	233,981
Accumulated Depreciation	(122,178)	(21,997)
Property and Equipment, net	$219,516	$211,984

Depreciation expense for the years ended December 31, 2009 and 2008 were $100,181 and $21,997, respectively.

At December 31, 2009 there were no asset disposals. At December 31, 2008 the company recorded a loss on disposal of assets of $36,585.

NOTE 5 - SOFTWARE

Software consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Software	$80,674	$80,674
Less: accumulated amortization	(47,080)	(15,817)
Software, net	$33,594	$64,857

Amortization expense for the periods ended December 31, 2009 and 2008 were $31,263 and $15,817 respectively.

The following is a schedule of the estimated future amortization expense of software as of December 31, 2009:

Year ending December 31, 2010	$31,263
Year ending December 31, 2011	2,331
$33,594

NOTE 6 – INTANGIBLE ASSETS & GOODWILL

Intangible assets and Goodwill which were acquired from the acquisition by the Company of Options and 1 Touch consist of the following (see Note 1):

	December 31, 2009	December 31, 2008
Goodwill	$6,372,230	$11,107,784

Intangible Assets
Customer relationships	$771,123	$771,123
Email data base	292,000	292,000
Non-compete agreement	37,500	37,500
	1,100,623	1,100,623
Accumulated amortization	(797,262)	(233,269)
Intangible assets , net	$303,361	$867,354

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Customer relationships for the Company’s subsidiary, Options, are amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated three-year life of the customer relationships.  Accordingly, this results in an accelerated amortization in which the majority of costs are amortized during the two-year period following the acquisition date of the intangible.

Customer relationships for the Company’s subsidiary, 1 Touch, are amortized over the estimated life of two years.

The email database is amortized over the estimated life of three years.

The non-compete intangible is being amortized over the remaining term of the agreement, which is 1.50 years.

The weighted average amortization period in total is approximately 2.5 years.

Amortization expense for the years ended December 31, 2009 and 2008 were $563,993 and $289,961 respectively.

At December 31, 2008, based on the Company’s evaluation of its intangible assets, it was determined that there was an email database that was impaired.  The database had a value of $340,154 and accumulated amortization of $56,692 resulting in an impairment loss of $283,462.  This loss is reported in general and administrative expenses. For the year ended December 31, 2009 there was no impairment of intangible assets.

The Company performed its annual impairment test of Goodwill as of December 31, 2009 as impairment indicators were present. As a result of this annual test, using the market capitalization method of valuation, a non-cash impairment of Goodwill was recorded during 2009 of $4,735,553.

NOTE 7 – NOTES PAYABLE, AND NOTES PAYABLE, RELATED PARTIES

On June 23, 2008, in connection with the Merger Agreement, the Company issued a 10% senior secured promissory note (the “Note”) in the original principal amount of $1,000,000 to CAN due on December 23, 2008.

The Note was subject to the terms and conditions set forth in that certain Security Agreement by and between the Company and CAN dated June 23, 2008 (the “Security Agreement”), pursuant to which the Company granted CAN a first priority security interest in all of the Company’s and Options’ personal property and assets. The Note was senior in right of payment to all indebtedness incurred by the Company. Options was a guarantor of this indebtedness. The Company was entitled to  prepay the Note, in whole or in part, provided that any prepayment will first be applied to expenses due under the Note, second to interest accrued under the Note and third to the payment of principal due under the Note.

On July 18, 2008, the Company borrowed $900,000 from a related party and used the proceeds (and existing cash) to prepay the CAN Note. The $900,000 loan pays 7% per annum interest and is secured by a first lien of all of the Company’s assets and a pledge of the common stock of Options. On August 14, 2008, the lender extended the due date of the $900,000 loan from September 18, 2008 to July 31, 2009, then extended from July 31, 2009 to December 31, 2009. As of December 31, 2008, the principal balance and accrued interest on this note amounted to $500,000 and $20,443, respectively. In December 2009 the note holder converted the principle amount and accrued interest to Series A convertible preferred stock.

On December 3, 2008, the Company borrowed $50,000, $80,000 and $100,000 from three related parties pursuant to Board authorized bridge loans with warrants. The Notes bear interest of 6% and becomes due in 6 months or pro rata as funds from a planned equity financing are received. The Company issued 230,000 three-year warrants with the notes exercisable at $0.75 per share. The warrants contain a cashless exercise provision. The relative fair value of the warrants was not material. On December 31, 2009, two of the note holders converted $180,000 of notes payable and accrued interest  to Series A convertible preferred stock. As of December 31, 2009, the Company owed $50,000 to one related party note holder stemming from the December 2008 borrowings. This note was extended in December 2009 for an additional year and made convertible at $0.035 per share.  The modification of this debt instrument was substantial and therefore, under GAAP, the debt was deemed to have been extinguished and replaced with new convertible debt.  The conversion feature was the only consideration given to the note holder for the maturity date extension.  As the conversion features exercise price was equal to a contemporaneous cash sales price of common stock by the Company, it did not have any intrinsic value.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

On January 13, 2009, the Company received $400,000 in cash and refinanced $680,000 of three existing loans from related parties consisting of $500,000 that was due on July 31, 2009 and $180,000 of the December 3, 2008 bridge loans mentioned above. Under the Agreement, the Company issued 6% secured promissory notes due on July 13, 2009, which was extended first through September 30, 2009 and then again in October 2009, it was extended to December 31, 2009 (subordinated to the $300,000 loan discussed below), a total of 50,000 shares of common stock valued at $15,000 and recorded as a debt discount and a total of 820,000 five-year warrants exercisable at $0.75 per share. In August 2009, the Company issued two lenders an additional 200,000 common shares to extend the maturity date to September 30, 2009; the shares were valued at $40,000 and recorded as additional debt discount. The Company also agreed to pay $15,000 of legal fees of the lenders, which is recorded as a debt discount. These warrants contain a cashless exercise provision. The warrants were valued on the grant date at $0.29 per warrant for a total of $237,800 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 (based on the recent selling price of the Company’s common stock in a Private Placement), volatility of 216.52% (based on recent historical volatility), expected term of 5 years, and a risk free interest rate of 1.44%. The relative fair value of warrants, which is considered the debt discount, was $188,100.  In addition, 180,000 warrants originally issued in December 2008 were modified in January 2009 when the related notes were modified and an expense of $40,513 was recorded as a debt discount based on a valuation using the same assumptions as the above 820,000 warrants. Another $11,240 of debt discount was recorded for 50,000 previously issued warrants. These warrant discount amounts plus the above $30,000 of lender fees was amortized over the six month term of the loan and the new discount of $35,000 was being amortized through September 30, 2009.

On March 13, 2009, the Company borrowed $300,000 from GFT Holdings, Inc. (“GFT”). Under the Agreement, the Company issued a 7% promissory note, due June 30, 2009, which was extended to December 31, 2009. The note is secured with a priority lien on substantially all assets of the Company and guaranteed by the Company’s subsidiaries. The Company incurred $13,790 of fees to the lender which was paid directly by the Company to the lender as follows: attorney ($3,790) and lender ($10,000) resulting in a debt discount which was fully amortized as of June 30, 2009.

In April and May 2009, the Company borrowed a total of $100,000 from three shareholders of which $60,000 was from an unrelated party. Under the agreements, the Company issued three promissory notes without interest due December 31, 2009. An additional $40,000 was borrowed from a shareholder bearing 6% interest with a maturity date of August 31, 2009 which was extended to December 31, 2009. $60,000 of these notes are in default subsequent to December 31, 2009.

In December 2009, three of the note holders desired to convert a total of $923,000 of the principle and $290,000 of accrued interest  and note fees to Series A preferred stock. In addition $300,000 from GFT Holdings note was sold and converted into common stock of the Company. The Company made an evaluation of the conversion of the debt to equity and determined that it was beneficial as it improved our working capital and future liquiditiy.

As of December 31, 2009 the Company had a balance of $347,000 of notes payable of which $287,000 are due to related parties of the $287,000, $237,000 are  convertible notes resulting from the December 2009 note modifications and conversions and $50,000 was a previous note. After evaluation, the Company determined there was no beneficial conversion on the new debt. $60,000 is due to unrelated parties. The accrued interest on the remaining notes is $5,762.

Notes payable, related parties activity was as follows for the year ended December 31, 2009:

Ending balance as of December 31, 2008	$730,000
Issuance of new notes	815,000
Note fees and accrued interest added to note balance	290,000
Note fees recorded as debt discount	(35,000)
Note Conversions	(1,513,000)
Balance as of December 31, 2009	$287,000

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Notes payable, unrelated parties was as follows on December 31, 2009:

Principal	$60,000
Unamortized Debt Discount	––
Notes payable, net	$60,000

NOTE 8 - STOCKHOLDERS’ EQUITY

Capital Structure

The Articles of Incorporation authorized the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock having a par value of $0.001 per share.

In December 2009, the shareholders approved to increase the authorized common shares to 300,000,000; on January 12, 2010, the company amended its articles of incorporation to reflect this increase.

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
December 31, 2009 and 2008

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

In January 2009, the Company issued 15,000 shares of common stock as a settlement payment to a former employee.  These shares were valued at $0.30 per share or $4,500 (based on the recent selling price of the Company’s common stock in a Private Placement). The Company accrued a liability for this at December 31, 2008.

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

In March 2009, the Company entered into an investment advisory agreement and agreed to issue 200,000 immediately vested shares of common stock, 100,000 shares of common stock to vest in three months and 100,000 shares of common stock to vest in six months. The shares were valued on the agreement date at $0.30 based on the recent private placement sales price totaling $120,000 to be recognized pro-rata over the six-month agreement term. As of December 31, 2009 the shares were fully vested.

In March 2009, the Board authorized the grant of 1,150,000 shares of common stock for consulting services. The shares were valued at $287,500 based on the planned private placement price of $0.25 per share and will be recognized over the vesting period. This consulting agreement and related shares replaced and cancelled a prior agreement whereby 600,000 warrants exercisable at $0.10 per share were to be issued to an affiliate of GFT in connection with the GFT loan discussed above. As of December 31, 2009, all shares have vested as the service was fulfilled.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

In April 2009, the Company entered into a two year term consulting agreement with a public relations firm. Under the agreement, the Company issued 500,000 shares of vested restricted common stock for services, which is valued at $125,000 based on a planned private placement price of $0.25 per share. As of December 31, 2009 the shares were fully amortized.

In May 2009, the Company issued 214,285 shares of common stock at $0.25 per unit pursuant to a private placement, which generated net proceeds of approximately $53,571. The agreement contains anti-dilution protection at $0.25 per share for a period of 18 months whereby if the Company sells any shares or any securities exercisable or convertible into shares of common stock at a price less than $0.25, then the Company shall issue anti-dilution shares to the investor. As a result of certain sales of securities discussed in this Note 8, the Company is required to issue anti-dilution shares to the investor.

In June 2009, the Company issued 50,000 shares of fully vested restricted common stock to an employee. The shares were valued at $0.25 per share based on the recent selling price of the Company’s common in a private placement for a value of $12,500.

 On August 14, 2009, GFT extended the due date on its 7% senior secured promissory note from June 30, 2009 (date of default) until September 30, 2009.  In consideration for the extension and for not exercising its default rights, the Company paid $8,509 which was all of the accrued interest owed under the note and issued GFT 200,000 shares of the Company’s common stock which was valued at $0.20 per share based on a contemporaneous private placement totaling $40,000 which was treated as a debt discount and amortized over the new term of the debt.  Additionally, the Company agreed to pay 12% per annum interest paid monthly (in lieu of 7% per annum interest under the note) and agreed to pay GFT 30% of the net proceeds in a private placement of the Company’s securities up to the then outstanding principal and interest owed on the note.

On August 2, 2009, the Company issued 50,000 shares of vested common stock valued at $0.20 per unit based on a contemporaneous private placement totaling $10,000 pursuant to a consulting agreement for services rendered.

In August 2009, the Company issued 112,500 shares of common stock at $0.25 per unit pursuant to a private placement, which generated net proceeds of approximately $28,125. The agreement contains anti-dilution protection at $0.25 per share for a period of 18 months whereby if the Company sells any shares or any securities exercisable or convertible into shares of common stock at a price less than $0.25, then the Company shall issue anti-dilution shares to the investor. As a result of certain sales of securities discussed in this Note 8, the Company is required to issue anti-dilution shares to the investor.

In August 2009, the Company issued 185,185 shares of common stock at $0.20 per unit pursuant to a private placement, which generated net proceeds of approximately $37,037. The agreement contains anti-dilution protection at $0.20 per share for a period of 18 months whereby if the Company sells any shares or any securities exercisable or convertible into shares of common stock at a price less than $0.20, then the Company shall issue anti-dilution shares to the investor. As a result of certain sales of securities discussed in this Note 8, the Company is required to issue anti-dilution shares to the investor.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

In December 2009 the Company issued 1,706,058 shares of common stock related to anti-dilution protection clauses and as a penalty for the delay in issuance. The Company recorded $10,240 in expense related to this issuance.

In December 2009 the Company issued 8,571,429 shares of common stock related to the sale of the $300,000 GFT note and subsequent conversion to equity.

In December 2009 the Company issued 964,286 shares of common stock valued at $0.035 per share (based on a contemporaneous private placement sales price) or $33,750 to settle outstanding liabilities to suppliers. There was no gain or loss.

In December 2009 the Company issued 3,000,000 shares of common stock valued at $0.035 per share (based on a contemporaneous private placement sales price) or $105,000 for the purchase of our mobile message mailing platform.

In December 2009 six shareholders exercised 5,216,667 warrants at $0.035. The company issued the 5,216,667 shares of common stock and received $182,583.

See below conversion of Series A preferred stock to common stock.

Series A Convertible preferred stock

In December 2009 three note holders converted $923,000 of principle and $290,000 of accrued interest and note fees into 12,130 shares of Series A convertible preferred stock par value $0.001. The Series A has a liquidation preference equal to the stated value $1,213,000 which is convertible into common stock for a two-year period following issuance at a price of $0.035 per share and votes on an as converted basis with the common stock. As stated below, 4,300 Series A convertible preferred converted to common stock.

In December 2009 the Company issued 12,285,713 shares of common stock for the conversion of 4,300 Series A convertible preferred stock.

Series B preferred stock

In December 2009, the Company completed a private placement of Series B preferred stock. The Company issued 7,087 shares and received $2,480,350 gross. The preferred shares automatically converted in 2010 to the company’s common stock after approval from the shareholders for the increase in the number of authorized shares to 300,000,000. The conversion formula to common stock is as follows: Series B shares (7,087) x $350/0.035 = 70,867,142 common stock par value $0.001. All Series B preferred stock converted to common stock in January 2010 (See Note 13). Additionally, the Company issued to a broker, 2,304,000 warrants as an equity payment for its efforts in the capital raise. The warrants had a value of approximately $69,000.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

A summary of the Company’s stock option activity during the years ended December 31, 2009 and 2008 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance Outstanding at December 31,2007	––	$––	––
Granted	3,407,887	$0.5	8.3
Exercised	––	$––	––
Fortified	––	$––	––
Expired	––	$––	––
Balance Outstanding at December 31,2008	3,407,887	$0.5	8.3

Granted	19,900,000	$0.034	5
Exercised	––	$––	––
Fortified	––	$––	––
Expired	––	$––	––
Cancelled	(442,790)	$0.5	––
Balance Outstanding at December 31,2009	22,865,097	$0.27	6.6
Exercisable December 31,2009	7,163,366

The weighted-average grant-date fair value of options during the years ended December 31, 2009 and 2008 was $0.27 and $0.49 respectively.

On June 23, 2008, in connection with an employment agreement with the Company’s CEO, the Company granted a 10-year option to purchase 2,500,000 shares of common stock at $0.30 per share, vesting in 24 equal monthly installments.  The 2,500,000 options were valued on the grant date at $0.30 per option or a total of $747,248 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of 10 years, and a risk free interest rate of 4.19%.  For the years ended December 31, 2009 and 2008, the Company recorded stock based compensation expense of $373,624 and $194,102 respectively.  At December 31, 2009, there was approximately $179,522 of total unrecognized compensation expense related to the above 2.5 million option grant. On December 11, 2009 the Company granted the Company’s CEO, a total of 11,000,000 stock options of which 5,000,000 options vested immediately and 6,000,000 options are exercisable at $0.35 per share over a 5-year period and were issued outside of the Equity Incentive Plan with the exercisability conditioned upon Mr. Frohman signing the Company’s Standard Stock Options Agreement. Mr. Frohman abstained and the motion passed with the other directors voting yes. The 11,000,000 options were valued on the grant date at $0.034 per option or a total of $374,000 using a Black-Sholes option pricing model with the following assumptions: stock price of $0.035 per share (based on recent selling price of the company’s common stock), volatility of 208% (based on recent historical volatility), expected term of 5 years, and a risk free interest rate of 2.19%. For the year ended December 31, 2009 the Company recorded stock based compensation expense of $173,692 related to the 11 million option grant. At December 31, 2009 there was approximately $200,308 of unrecognized compensation expense to non-vested option-based compensation granted on December 11, 2009.

On July 11, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Strategic Officer. Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options which are exercisable at $0.50 per share, of which 25,000 of these options vested after three months and the remaining options will vest in equal quarterly increments over a three-year period, subject to continued employment on the applicable vesting date. These options were valued on the grant date at $0.29 per option or a total of $29,302 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the recent selling price of the Company’s common stock), volatility of 234% (based on recent historical volatility), expected term of four years, and a risk free interest rate of 3.27%. For the years ended December 31, 2009 and 2008, the Company recorded stock based compensation expense of $18,314 and $10,988 respectively. At December 31, 2009, the employee was no longer with the Company and therefore, the unvested options were forfeited.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

       On October 6, 2008, the Company entered into an employment agreement with an employee as the Company’s Chief Information Officer.  Pursuant to the employment agreement, the Company granted 100,000 five-year non-qualified stock options exercisable at the closing price of such stock on the date of the employment agreement, which was $1.30 per share.  The options vest pro-rata over 12 months.  The options were valued on the grant date at $1.15 per option for a total of $115,200 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 (based on the grant date quoted trading price price of the Company’s common stock), volatility of 138.85% (based on recent historical volatility), expected term of 1 year, and a risk free interest rate of 2.45%.  For the years ended December 31, 2009 and 2008, the Company recorded stock based compensation expense of $86,400 and $28,800 respectively.  At December 31, 2009, there were no unrecognized compensation expenses.

On December 2, 2008, the Company granted 707,887 five-year non-qualified stock options exercisable at the closing price of such stock on the date of the employment agreement, which was $1.10 per share vesting in three annual installments.  The options were valued on the grant date at $0.97 per option for a total of $686,650 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 (based on the grant date quoted trading price of the Company’s common stock), volatility of 163.56% (based on recent historical volatility), expected term of 3 years, and a risk free interest rate of 1.65%.  For the years ended December 31, 2009 and 2008, the Company recorded stock based compensation expense of $73,784 and $18,805 respectively, net of forfeitures.  At December 31, 2009, there was approximately $164,555 of total unrecognized compensation expense related to non-vested option-based compensation.

On December 11, 2009 the Company issued 8,900,000 stock options exercisable at $0.035 per option over a five year period and were issued outside of the Equity Incentive Plan. The options were valued on the grant date at $0.034 per option or a total of $305,626 using  a Black-Scholes option pricing model with the following assumptions: stock price of $0.035 per share (based on recent selling price of the Company’s common stock), volatility of 208% (based on recent historical volatility), expected term of 5 years, and a risk free interest rate of 2.19%. For the year ended December 31, 2009 the Company recorded stock based compensation expense of $5,423 related to the 8,900,000 option grant. At December 31, 2009 there was approximately $297,177 of unrecognized compensation expense to non-vested option-based compensation granted on December 11, 2009.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Restricted Stock Grants

A summary of the quantity of employee common stock unvested, granted, vested and cancelled for the years ended December 31, 2009 and 2008 is presented below:

	December 31, 2009	December 31, 2008
Unvested shares granted	1,148,000	1,240,000
Shares granted	50,000	--
Shares vested	(334,333)	--
Unvested shares canceled	(406,000)	(92,000)
Unvested shares at December	457,667	1,148,000

As of December 31, 2009, there was $769,940 and $146,475 of total unrecognized compensation costs related to unvested options and common shares respectively. The costs are expected to be recognized over a weighted-average period of 1.8 years and 1.7 years respectively.

Stock Warrants

During 2009 and 2008, the Company issued warrants as part of the sale of common stock units (see above) and with certain debt. Additionally, certain warrant holders exercised their warrants into common stock in 2009. Activity during 2009 and 2008 was as follows:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balanced Outstanding December 31, 2007	––	$––
Issued	10,092,499	0.5	5 Years
Granted	230,000	$0.75	3 Years
Exercised	––	––
Expired	––	––
Balance Outstanding December 31, 2008	10,322,499	$0.51	2.64 Years

Issued	––	––
Granted	3,124,000	$0.22	5 Years
Exercised	––	––
Expired	(6,850,834)	$0.5	3 Years
Cancelled	(75,000)
Balance Outstanding December 31, 2009	6,520,665	$0.038	3.16 Years
Exercisable December 31, 2009	6,520,665

NOTE 9 – CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  Management believes the financial risks associated with these financial instruments are not material.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. At December 31, 2009 the Company had $1,002,632 which exceeded the federally insured limits.

Concentration of Revenues

During the years ended December 31, 2009 and 2008, no individual customer accounted for 10% of the consolidated revenues; however, one customer did represent 25% of a subsidiary's revenue.

Concentration of Accounts Receivable

As of December 31, 2009 one client accounted for more than 16% of the total accounts receivable. During 2008, no individual customer accounted for more than 10% of accounts receivable.

NOTE 10 – RELATED PARTY TRANSACTIONS

The former Chief Executive Officer and Chief Financial Officer of the Company provided management services and office premises to the Company at no charge.  These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month.  During the period ended December 31, 2008, donated services and rent totaled $7,209.

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

At December 31, 2008, amounts due to a related party amounted to $40,216.

In January 2009, the Company received $400,000 in cash from a related party and refinanced $680,000 from related parties issuing notes for $1,080,000.

On March 31, 2009, the Company terminated an officer without cause. Additionally, on May 20, 2009, the Company terminated an officer with cause. The Company recognized $250,000 severance expense. The unpaid portion of two severance payments at December 31, 2009 is $107,003 and it has been included in accrued expense. The Company also recognized $16,482 as stock compensation expense related to 62,500 unvested options that vested immediately upon such termination.

At December 31, 2009, the Company owed two officers and directors $32,104 for expenses they personally advanced on behalf of the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

As of December 31, 2009, the minimum future lease payments for the Boca Raton, Florida lease with non-cancelable terms in excess of one year are as follows: the lease is set to expire December 31, 2010

Year ended December 31,

2010	$219,709
Total	$219,709

Rent expense for this lease for the years ended December 31, 2009 and 2008 were $209,731 and $46,780 respectively.

Capital Leases

As of December 31, 2009, the minimum future lease payments for capital leases with non-cancelable terms on excess of one year are as follows:

2010	$1,029
Net minimum lease payments	1,029
Less: Amount representing interest	(53)
Present value of net minimum lease payments	$976

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

To our knowledge, except as described below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

On December 15, 2009, the Company amicably settled a lawsuit over a disputed amount for services provided by the vendor. The case was officially dismissed in January 2010.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 12 - INCOME TAXES

The Company has net operating losses carry-forwards for federal income tax purposes of approximately $6.4 million at December 31, 2009, the unused portion of which, if any, expires in the year ending December 31, 2029. The Company accounts for income taxes under ASC 740 (formerly “SFAS 109”).  ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 also requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership) and the Company is subject to such limitation with respect to the pre-acquisition losses of Options and may be subject to additional limitations in the event of additional owner shifts.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position (formerly FIN 48). ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Based on its evaluation, the Company has determined that there were no significant uncertain tax positions requiring recognition in the accompanying financial statements.   The evaluation was performed for the tax years ended December 31, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

The Company classifies interest and penalties arising from underpayment of income taxes in the statements of operations as general and administrative expenses.  As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The components of the Company's income tax expense (benefit) for the years ended December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
Current:
Federal	$	––––	$––
State		––	––
	$		$––
Deferred:
Federal		$––	$(182,377)
State		––	(31,220)
Total expense (benefit)		$––	$(213,597)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Computed “expected” benefit	$(3,283,000)	$(1,241,168)
State tax benefit, net of federal effect	(328,000)	(132,513)
Permanent differences, including impairment of intangibles of ($1,833,000; amortization of intangibles of $217,000; and other of $226,000	2,276,000	14,457
Increase in valuation allowance	1,335,000	1,145,627
	$––	$(213,597)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2009 and 2008 were as follows:
	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carry forwards	$2,447,000	$1,549,309
Stock option and other stock based compensation expense	––	107,373
Allowance for bad debts	49,000	65,096
Other	––	1,001

Total gross deferred tax asset	2,496,000	1,722,779
Deferred tax liabilities:
Depreciation of fixed assets	––	(28,653)
Amortization of intangibles	––	(326,386)
Net deferred tax asset	2,496,000	1,367,740
Less: Valuation allowance	(2,496,000)	(1,367,740)
	$—	$—

At December 31, 2009 and 2008, the Company fully reserved the net deferred tax asset due to the substantial uncertainty of the realization of any tax assets in future periods. In 2009, the Company re-evaluated its 2008 taxable income calculation and determined its net operating loss carry forwards from 2008 to be approximately $1.2 million less than previously determined, reduced other net deferred tax assets by approximately $80,000, and reduced its deferred tax liabilities to zero. As a result, the Company reduced in aggregate its 2008 net deferred tax assets and the offsetting valuation allowance by approximately $206,000.  Absent this adjustment, the Company’s deferred tax assets and valuation allowance at December 31, 2009 would have been $2,702,000.  Following this adjustment, the valuation allowance was increased in 2009 by approximately $1,335,000.  The 2009 adjustment to the Company’s 2008 net deferred tax assets and the offsetting valuation allowance had no effect on the Company’s financial position or net income (loss) after taxes as of and for the year ending December 31, 2008.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 13 - SUBSEQUENT EVENTS

All stock for services and goods in 2010, were valued at the contemporaneous private placement sale price of $0.035 per share.

In January 2010, the Company amended its articles of incorporation to increase the number of authorized common shares from 100,000,000 to 300,000,000.

In January 2010, 7,087 shares of the Series B preferred stock were converted into 70,867,143 of the Company’s common stock. Had this transaction occurred on January 1, 2009, the pro forma effect on EPS would have been to increase weighted average shares at December 31, 2009 to 131,887,717 and decrease the loss per share to $0.07.

In January 2010, the Company received $305,000 from Investors to issue 872 shares of Series B preferred stock that subsequently converted to 8,714,286 shares of common stock at $0.035 per share.

 In January 2010, the Company issued 2,800 shares of Series A convertible stock and received $8,000. One subscriber subsequently converted series A into 4,000,000 shares of common stock.

In January 2010, the Company repaid the entire amount of $109,000 and $128,000 due under convertible notes, which were due February 10, 2010.

In January 2010, $50,000 of a related party note was sold by the lender and then converted to 1,428,571 shares of common stock by a third party at $0.035 per share.

In January 2010, $60,000 of unrelated party notes were sold and converted to 1,711,428 shares of common stock at $0.035 per share.

In January 2010, the Company issued 3,250,000 shares of common stock valued at $0.035 per share or $113,750 to settle certain debt obligations related to 2009 professional fees recorded as liabilities. The company recognized other income in 2010 as a result of the settlements.

In January 2010, the Company issued 3,500,000 shares of common stock valued at $0.035 per share or $112,500 as consideration for services rendered.

In February 2010, the Company issued 1,167,262 additional shares of common stock to adjust the warrants that were exercised at $0.06 to $0.035 per share.

In February 2010, the Company issued 300,000 shares of common stock at $0.035 or $10,500 to acquire domain names and a database.

In March 2010, the Company amended the severance agreement with a former officer in which the Company paid $30,000 in cash and issued 1,000,000 five year stock options with an exercise price of $0.035 or $29,200 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.035 per share, volatility of 121% (based on recent historical volatility), expected term of 5 years, and a risk free interest rate of 2.36%. The company recognized other income in 2010 as a result of the agreement.

In March 2010, the Company signed a letter of intent to acquire from Cellular Spyware Inc. (CSI), a license to market, sell, use and maintain, with the right to sublicense, 12 month software licenses from Netqin pursuant to CSI’s Master North American License, in the United States and Canada only, for anti-virus cell phone technology in exchange for: (i) 60,000,000 shares of the Company’s common stock ; (ii) 1,000 shares of the Company’s Series B preferred stock of OPMG which is convertible into 100,000,000 shares of Common Stock and subject to an earn-out provision based upon performance milestones and certain limitations on conversions and voting rights as well as a lock-up provision on selling shares; and (iii) 10% of net profits generated from the license. In addition, the Company shall enter into a two year employment agreement with the President of CSI. This transaction is subject to a definitive agreement containing the consideration, representations, and warranties, covenants, closing conditions and other customary provisions.

From January 1, 2010 through March 26, 2010, the Company settled liabilities which resulted in other income of $52,069.

Management evaluated all activity of the Company through the issue date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require recognition on the consolidated financial statements.