Form 10-Q
period 2010-03-31
Options Media Group Holdings, Inc.
filed 2010-05-17
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 333-147245

OPTIONS MEDIA GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Nevada	26-0444290
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

123 NW 13th Street, Ste. 300 Boca, Raton, FL	33432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (561) 368-5067

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐                       No   ☑

Class	Outstanding at May 12, 2010
Common Stock, $0.001 par value per share	229,943,440 shares

OPTIONS MEDIA GROUP HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$708,288	$1,316,067
Accounts receivable, net	540,443	371,696
Prepaid expenses	134,189	39,444
Other current assets	16,559	12,000
Total Current Assets	1,399,477	1,739,207

Property and equipment, net	186,701	219,516
Software, net	25,816	33,594
Goodwill	6,372,230	6,372,230
Intangible Assets, net	249,389	303,361
Other assets	38,722	36,421

Total assets	$8,272,337	$8,704,329

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$--	$27,721
Accounts payable	529,652	788,689
Accounts payable, due to related parties	6,590	32,104
Accrued expenses	335,005	566,523
Notes payable, related parties	--	287,000
Notes Payable	--	60,000
Deferred revenue	63,524	21,025
Obligations under capital leases	13	976
Other current liabilities	52,825	80,369

Total Current Liabilities	987,609	1,864,407

Total liabilities	$987,609	$1,864,407
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized
Preferred stock; $0.001 par value Series A, none and 7,830 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	$--	$8
Preferred stock; $0.001 par value Series B, none and 7,087 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	--	7
Common stock; $0.001 par value, 300,000,000 shares authorized, 229,124,867 and 97,713,210 issued and outstanding, at March 31, 2010 and December 31, 2009, respectively	229,124	97,713
Additional paid-in capital	20,522,660	19,626,357
Accumulated deficit	(13,467,056)	(12,884,163)

Total Stockholders' Equity	7,284,728	6,839,922

Total Liabilities and Stockholders' Equity	$8,272,337	$8,704,329

See accompanying unaudited notes to consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

Net revenues	$1,217,998	$2,186,246
Cost of revenues	359,277	654,006

Gross profit	858,721	1,532,240

Operating expenses:
Server hosting and technology services	135,008	231,990
Compensation and related cost	843,887	1,595,484
Commissions	161,760	302,135
Advertising	34,687	34,362
Bad Debt	5,700	18,458
Rent	54,927	52,826
Other general and administrative	463,820	564,050

Total operating expenses	1,699,789	2,799,305

Income (loss) from operations	(841,068)	(1,267,065)

Other income (expense):
Other income	--	4,204
Settlement gain	260,002	--
Interest expense	(1,827)	(139,884)
Total other income (expense), net	258,175	(135,680)
Loss before income tax	(582,893)	(1,402,745)
Income tax benefit	--	--
Net Loss	$(582,893)	$(1,402,745)

Net Loss Per Common Share- Basic and Diluted	$(0.00)	$(0.02)

Weighted Average Shares Outstanding- Basic and Diluted	195,056,910	58,254,110

See accompanying unaudited notes to consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Operating Activities:
Net Income (Loss)	$(582,893)	$(1,402,745)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock Granted For Services To Non-Employees	7,000	100,000
Stock Granted For Employee Settlement	--	4,500
Stock Granted For Services To Employees	15,775	28,700
Stock Options Granted For Services	156,582	197,740
Stock Options Granted For Settlement of Debt	29,200	--
Stock Granted For Settlement of Debt	197,638	--
Amortization Of Debt Discount	--	117,479
Amortization of Stock Issued for Prepaid Expense	(47,579)	--
Depreciation	40,594	32,509
Amortization Of Intangibles	69,470	141,089
Bad Debt	5,700	18,458
Changes in operating assets and liabilities:
Accounts Receivable	(174,447)	(380,869)
Prepaids	22,992	(31,303)
Other Current Assets	(6,858)	(2,220)
Accounts Payable	(268,376)	103,062
Accrued Expenses	(231,518)	379,946
Deferred Revenues	42,499	(61,102)
Due To Related Parties	(16,175)	(1,718)
Other Current Liabilities	(27,544)	51,154
Net Cash Used In Operations	(767,940)	(705,320)

Investing Activities
Purchase Of Property and Equipment	(5,000)	(2,714)
Net Cash Used In Investing Activities	(5,000)	(2,714)

Financing Activities
Bank Overdraft	(27,721)	5,805
Proceeds from warrant exercises	12,465	--
Proceeds From Sale of Series B preferred Stock	568,480	--
Financing Costs	(150,000)	--
Proceeds From Loans	--	675,000
Repayment of Loans	(237,100)	--
Principal Payments on Capital Lease Obligations	(963)	(4,557)
Net Cash Provided by Financing Activities	165,161	676,248
Net Increase (Decrease) In Cash	(607,779)	(31,786)
Cash Beginning Of Period	1,316,067	122,165
Cash End Of Period	$708,288	$90,379

See accompanying unaudited notes to consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Supplemental Disclosure of Cash Flow Information:

Cash Paid For Interest	$1,827	$5,407
Cash Paid For Taxes	$--	$--

Supplemental Disclosure Of Non-Cash Investing
and Financing Activities:

Refinancing Of Promising Notes	$--	$680,000
Warrants Issued In Connection With Loans	$--	$239,853
Shares Issued In Connection With Loans	$--	$15,000
Prepaid common stock issued for services	$70,158	$--
Common stock issued for asset acquisition	$10,500	$--
Common stock issued for conversion of convertible debt	$109,900	$--

See accompanying unaudited notes to consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of Business

Options Media Group Holdings, Inc. (the “Company”), was incorporated in the state of Nevada on June 27, 2007.  Prior to June 23, 2008, the Company was in the development stage since its formation, without material assets or activities.  Upon the consummation of the June 23, 2008 business combination discussed below, the Company exited the development stage.

On June 23, 2008, the Company completed a merger with Options Acquisition Sub, Inc., a Delaware corporation (“Options”).

In connection with this merger, the Company discontinued its former business and succeeded to the business of Options as its sole line of business.

Options was originally formed in Florida on February 22, 2000, under the name Options Newsletter, Inc. and is engaged in the design of custom email delivery solutions for commercial customers. On January 4, 2008, Options Newsletter, Inc. merged with and into Options Acquisition Sub, Inc., a newly formed, wholly-owned Delaware subsidiary of Customer Acquisition Network Holdings, Inc., a Delaware company (“CAN”), with Options being the surviving corporation. Options began selling advertising space within free electronic newsletters that it published and emailed to subscribers. Options also generated leads for customers by emailing its customers’ advertisements to various email addresses from within its database. Options is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. Options also manages and markets its customers’ lists and makes them available to advertisers who are trying to reach customers similar to theirs. During the years ended December 31, 2009 and 2008, the majority of Options’ revenue was derived from being an ESP, but it continues to provide email customer advertisements on a cost per lead generated basis.

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three  months ended March 31, 2010 and our financial position as of March 31, 2010 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2010, the Company had a net loss of $582,893 and $767,940 of net cash used in operations. At March 31, 2010, the Company had a positive working capital of $411,868. Additionally, at March 31, 2010, the Company had an accumulated deficit of $13,467,056. These matters and the Company’s expected needs for capital investments and working capital required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(UNAUDITED)

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock, Series B preferred stock, warrant exercises, issuance of short term debt securities and sales of advertising and data services. The Company was able to raise $580,945 in the first quarter before any associated costs and converted three notes valued at $109,900 of principle into shares of common stock. The Company was also able to pay the remaining balance of $237,100 on notes payable and $5,042 of accrued interest. The Company continues to aggressively manage operating expenses and the growth strategy is focused toward those product initiatives with high margins and strong cash flows.

Based on actions being taken to improve liquidity as discussed above, management believes that the Company will meet its expected needs required to continue as a going concern through March 31, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Options Acquisition Sub, Inc., 1 Touch Marketing, LLC and Icon Term Life Inc. All material inter-company balances and transactions have been eliminated in consolidation.

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

The most significant estimates include the valuation of accounts receivable,  estimates of depreciable lives and valuation of property and equipment, valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation and amortization periods of intangible assets, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance.

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
 MARCH 31, 2010
(UNAUDITED)
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

We currently measure and report at fair value our intangible assets and goodwill.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  For goodwill, the Company compares the implied fair value of the reporting unit, using the market capitalization method, with the carrying amount of the goodwill. The following table summarizes our non-financial asses and liabilities measured at fair value on a non-recurring basis as of March 31, 2010:

	Balance at	Quoted Prices in	Significant other	Significant
	March 31,	Active Markets for	Observable	Unobservable
	2010	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$6,372,230	$-	$-	$6,372,230
Intangible assets	249,389	-	-	249,389
Total Non-financial Assets	$6,621,619	$-	$-	$6,621,619

The following is a summary of activity for non-financial assets measured under level 3 through March 31, 2010:

Goodwill:

Balance at January 1, 2010	$6,372,230
Goodwill Impairment	-
Ending balance at March 31, 2010	$6,372,230

Intangible assets:

Balance at January 1, 2010	$303,361
Amortization of intangible assets	(53,972)
Ending balance at March 31, 2010	$249,389

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding.  The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.  As of March 31, 2010, there were 23,365,097 options, 6,495,665 warrants, and 387,000 shares of unvested restricted stock which may dilute future earnings per share.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(UNAUDITED)

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2010, the Company only operated in one segment; therefore, segment information has not been presented.

Recently Issued Accounting Standards

There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2009 which affect or may affect our interim consolidated financial statements.

NOTE 3 – NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES

On December 3, 2008, the Company borrowed $50,000, $80,000 and $100,000 from three related parties pursuant to Board authorized bridge loans with warrants. The Notes bear interest of 6% and becomes due in 6 months or pro rata as funds from a planned equity financing are received. The Company issued 230,000 three-year warrants with the notes exercisable at $0.75 per share. The warrants contain a cashless exercise provision. The relative fair value of the warrants was not material. On December 31, 2009, two of the note holders converted $180,000 of notes payable and accrued interest to Series A convertible preferred stock. In January 2010, the remaining $50,000 balance due to related parties was sold and converted into shares of the Company’s Common Stock and the accrued interest was paid in full. As of March 31, 2010, the Company had paid or the investors converted all notes from related party from the December 2008 borrowings.

 In January 2010, $59,900 of principal of a previously issued unrelated party note was sold and converted into common stock of the Company. The $100 remaining principal balance of the unrelated party note and $1,657 of accrued interest was paid.

In January 2010, the Company repaid $237,000 due under previously issued convertible notes.

As of March 31, 2010 the Company has paid all the related and unrelated party notes.

Activity for notes payable, related parties activity was as follows for the three months ended March 31, 2010:

Ending balance as of December 31, 2009	$287,000
Note Conversions	(50,000)
Note Repayments	(237,000)
Balance as of March 31, 2010	$--

Activity for notes payable, unrelated parties was as follows for the three months ended March 31, 2010:

Ending balance as of December 31, 2009	$60,000
Note Conversions	(59,900)
Note Repayments	(100)
Balance as of March 31, 2010	$--

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(UNAUDITED)
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

Common stock

In January 2010, the Company issued 358,333 shares of common stock upon the exercise of 358,333 warrants and received proceeds of $12,465.

In January 2010, the Company issued 1,500,000 shares of common stock valued at $0.035 per share (based on a contemporaneous private placements sales price) or $52,500 to settle outstanding liabilities to suppliers.

In January 2010, the Company issued 1,896,800 shares of common stock valued at $0.035 per share (based on a contemporaneous private placements sales price) or $66,388 to settle outstanding liabilities for legal fees.

In January 2010, the Company issued 3,140,000 shares of common stock to convert $109,900 of convertible debt.

In January 2010, the Company issued 2,500,595 shares of common stock related to anti-dilution protection clauses.

In January 2010, the Company entered into a six month investor relations agreement and agreed to issue a total of 3,300,000 shares of common stock of which 2,004,500 immediately vested and were issued as of March, 31, 2010. The remaining balance will be issued after May 5, 2010. The shares were valued at $0.035 per share (based on a contemporaneous private placement sales price) or $70,158.

In January 2010, the Company entered into a one year investor relations agreement and agreed to issue 200,000 immediately vested shares of common stock. The shares were valued at $0.035 per share (based on a contemporaneous private placement sales price) or $7,000.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(UNAUDITED)

In March 2010, the Company issued 2,250,000 shares of common stock valued at $0.035 per share (based on a contemporaneous private placement sales price) or $78,750 to settle an outstanding liability to a supplier.

In March 2010, the Company issued 300,000 immediately vested shares of common stock at $0.035 per unit or $10,500 (based on a contemporaneous private placement sales price) related to an asset purchase.

See below conversion of Series A preferred stock to common stock.

Series A Convertible preferred stock

In January 2010, the Company completed a private placement of Series A convertible preferred stock. The Company issued 2,800 shares and received $8,000 gross proceeds. The Series A shares were subsequently converted into 8,000,000 shares of common stock.

In January 2010, the Company issued 22,371,429 shares of common stock for the conversion of 7,830 previously issued Series A convertible preferred stock.

Series B preferred stock

In January 2010, the Company issued 70,880,000 shares of common stock for the conversion of 7,087 previously issued Series B preferred stock.

In January 2010, the Company completed a private placement of Series B preferred stock. The Company issued 1,301 shares and received $455,480 gross. In January of the same year, the preferred shares automatically converted to 13,010,000 shares of common stock. The conversion formula to common stock is as follows: Series B shares (1,301) x $350/0.035= 13,010,000 common stock par value $0.001. The Company paid $150,000 in offering costs related to the Series B offering.

In February 2010, the Company completed a private placement of Series B preferred stock. The Company issued 300 shares and received $105,000 net. In February of the same year, the preferred shares automatically converted to 3,000,000 shares of common stock. The conversion formula to common stock is as follows: Series B shares (300) x $350/0.035= 3,000,000 common stock par value $0.001.

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
 MARCH 31, 2010
(UNAUDITED)

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

On March 9, 2010, the Company granted 1,000,000 stock options to a former employee in connection with a liability settlement. The options have an exercise price of $0.035 and were valued on the grant date at $0.029 per option for a total of $29,200 using a Black-Sholes option pricing model with the following assumptions: stock price at $0.035 (based on the grant date quoted trading price of the Company’s common stock), volatility of 121% (based on historical volatility), expected term of five years, and a risk free interest rate of 2.34%.

For the three months ended March 31, 2010, the Company recorded a stock based compensation expense of $156,582. At March 31, 2010, there was approximately $778,711 of unrecognized compensation expense to non-vested options based compensation.

A summary of the Company’s stock option activity during the three months ending March 31, 2010, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding December 31, 2009	22,865,097	$0.27	6.6	$––
Granted	1,000,000	$0.035	0.21	$––
Exercised	––	$––	––	$––
Fortified	(500,000)	$0.035	0	$––
Expired	––	$––	––	$––
Balance Outstanding March 31, 2010	23,365,097	$0.08	5.89	$0
Exercisable March 31, 2010	8,996,171	$0.13	6.22	$0

A summary of the quantity of employee common stock unvested, granted, vested and cancelled for the three months ended March 31, 2010, is presented below:

Unvested shares outstanding December 31, 2009	457,667
Shares vested in 2010	--
Unvested shares cancelled in 2010	(70,667)
Unvested shares at March 31, 2010	387,000

As of March 31, 2010, there was $99,650 of total unrecognized compensation costs related to unvested common stock.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(UNAUDITED)

Warrants

During 2010, the Company issued warrants pursuant to a private placement. Activity during 2010 was as follows:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balanced Outstanding December 31, 2009	6,520,665	$0.038	3.16 Years
Granted	333,333	$0.035	2.95 Years
Exercised	(358,333)	$0.035	3.05 Years
Expired	--	$--	--
Balance Outstanding at March 31, 2010	6,495,665	$0.38	2.91 Years
Exercisable, March 31, 2010	6,495,665	$0.38	2.91 Years

NOTE 5 – CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  Management believes the financial risks associated with these financial instruments are not material.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. At March 31, 2010 the Company had $282,511 in banks, which exceeded the federally insured limits.

Concentration of Revenues

During the three months ended March 31, 2010, three customers represented 16%, 15%, and 11% of the subsidiary's revenues. In the quarter ended March 31, 2009, we had no 10% customers.

Concentration of Accounts Receivable

As of March 31, 2010, two clients accounted for 15% and 20% of the total consolidated accounts receivable. In the quarter ended March 31, 2009, we had no 10% customers.

NOTE 6 – RELATED PARTY TRANSACTIONS

On March 31, 2009, the Company terminated an officer without cause. Additionally, on May 20, 2009, the Company terminated an officer with cause. The Company recognized $250,000 severance expense. The unpaid portion of the severance payments at March 31, 2010 is $0 as the Company repaid one officer in 2009 and settled with the other officer in 2010. The terms of the 2010 settlement are as follows; the Company paid $30,000 and issued 1,000,000 five year stock options with an exercise price of $0.035, the options were valued on the grant date at $0.029 per option for a total of $29,200 using a Black-Sholes option pricing model. The Company recognized a $27,803 gain on this settlement.

During the first three months of 2010, the Company repaid $237,000 of related parties convertible promissory notes and a related party investor converted $50,000 of a convertible promissory note. (See Note 3)

At March 31, 2010, the Company owed one of the officers and directors $6,590 for expenses they personally advanced on behalf of the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

To our knowledge, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have material effect on our business and financial condition.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

On April 15, 2010, PG Acquisition Corp, Inc. (the “PG”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement and Sublicense Agreement (the “Agreement”) with Cellular Spyware Inc. (“Cellular”) and Anthony Sasso , the majority shareholder of Cellular.

Under the Agreement, PG acquired an exclusive sublicense to distribute, sell and sublicense certain anti-virus software marketed under the name PhoneGuard (the “Software”) in the United States and Canada and a non-exclusive license to distribute, sell and sublicense the Software over the Internet. The Agreement shall remain effective unless PG fails to sell 1,000,000 units of the Software in a 12 month period.

In consideration for entering into the Agreement, the Company issued 2,850,000 shares of Series D Preferred Stock (the “Series D”) to Cellular. The Series D has a liquidation preference equal to $1.00 per share, is convertible into common stock at a rate of 26.315789 per share of Series D and votes on an as converted basis with the common stock. Once the Company’s authorized capital is increased to at least 600,000,000 shares, the Series D are automatically converted into shares of the Company’s common stock. The fair value of this licensing agreement is $2,625,000 (based on contemporaneous private placement sales price) and for accounting purposes will be amortized over the estimated life of the Agreement, Cellular will receive a royalty on the renewals of the Software equal to 20% of the net profit for each renewal.

In accordance with the Agreement, Mr. Sasso entered into a two-year employment agreement with PG to perform sales and marketing services. Mr. Sasso will receive a base salary of $240,000 per year and the Company issued to him 1,750 shares of Series C Preferred Stock (the “Series C”). The Series C is restricted and vesting is subject to certain performance milestones of the sales of the Software being met. Of the Series C: (i) 1,500 shares vest upon PG selling 1,000,000 units of the Software, (ii) another 200 shares vest upon PG selling 1,100,000 units of the Software and (iii) the remaining Series C vest upon PG selling 1,125,000 units of the Software. The Series C has the same liquidation rights as the shares of the Company’s common stock and each share of Series C is convertible into 100,000 shares of the Company common stock. Once the Company authorized capital is increased to at least 600,000,000 shares, the holder of the Series C is entitled to convert its shares of Series C into common stock. A holder of Series C cannot exercise their shares until such time as the holder would not beneficially own, after such exercise, more than 4.99% of the outstanding shares of common stock of the Company. Additionally, a holder of Series C cannot vote any shares beneficially owned by the holder in excess of 4.99% of the outstanding shares of common stock of the Company. Mr. Sasso entered into a Lockup/Leakout Agreement limiting his right to sell the Company’s shares of common stock and preferred stock for a six month period.

Based on recent transactions, if all the milestones are met, the fair value of these shares will be 175,000,000 shares of common stock at $0.035 or $6,125,000 (based on contemporaneous private placement sales price). This amount will be expensed over time base on our periodic estimate of the probability of achieving these milestones.

Based on the future performance of the asset agreement described above, our CEO was granted 70,000,000 5 year stock options with an exercise price of $0.036 per option using a Black-Sholes option price model with the following assumptions: Stock price $0.035 per share (based on contemporaneous private placement sales price), volatility of 204% (based on recent historical volatility), expected term 5 years, and a risk free interest rate of 2.56%.  These options vest based on the achievement of milestones as follows:

(i)	4,000,000 shares for each 100,000 software licenses that are sold by the Company, its subsidiaries or its reseller(s) not to exceed an aggregate of 1,000,000 software licenses.

(ii)	20,000,000 shares upon the aggregate sales of 1,000,000 software licenses by the Company, its subsidiaries or its reseller(s).

(iii)	8,000,000 shares for each 100,000 software licenses that are sold by the Company, its subsidiaries or its reseller(s) over 1,000,000 software licenses.

On April 19, 2010 the Company entered into a two month consulting services agreement and shall issue 1,000,000 shares of restricted common stock valued at $0.035 per share or $35,000 for the services.

In preparing these unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance date.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Options Media Group Holdings, Inc. is a multi-channel marketing firm that historically has specialized in the acquisition and retention of customers through direct and digital, and Internet marketing programs.  Options Media does business through its wholly-owned subsidiaries: 1Touch Marketing, LLC, or 1 Touch,  Options Acquisition Sub, Inc., PG Acquisition Corp, Inc. and Icon Term Life Inc.

Recently Options Media has begun focusing its efforts on cell phones and text messaging as users in the United States have begun using their phones to access the Internet and for other purposes.

On April 15, 2010, Options Media acquired from Cellular Spyware, Inc., an exclusive sublicense for the U.S. and Canada to market cellular mobile anti-virus and safety products in exchange for 2,850,000 shares of new Series D preferred stock, which is convertible into shares of the Company’s common stock. See Note 8 to our unaudited condensed consolidated financial statements included in this report.

Critical Accounting Policies

This discussion and analysis of our consolidated financial condition presented in this section is based upon our unaudited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our unaudited consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures.  We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our unaudited consolidated financial statements and, therefore, consider these to be our critical accounting policies.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowance for accounts receivable, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation of property and equipment, valuations of discounts on debt,  valuation of beneficial conversion features in convertible debt, valuation and amortization periods of intangible assets, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance.  We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

We report revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent on and earn a fixed percentage of the sale on a net basis, net of related costs.  Credits or refunds are recognized when they are determinable and estimable.

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

Revenue from list management services, which principally includes email transmission services of third party promotional and e-commerce offers to a licensed email list, is recognized when Internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value in accordance with EITF 99-19 of billings to clients.  We report these revenues gross because we are responsible for fulfillment of the service, have substantial latitude in setting price and assume the credit risk for the entire amount of the sale, and are responsible for the payment of all obligations incurred with advertiser email list owners.  Costs of revenue from list management services are cost incurred to license email lists.

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

Results of Operations for the three months ended March 31, 2010 compared with March 31, 2009

Revenue:

Our revenue for the three months ended March 31, 2010 and 2009 was $1,217,998 and $2,186,246 respectively.

The following is the  percentage of total revenue earned by each product for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Product	Percentage of Total Revenue
Email/CPM	61%	43%
Leads	18%	24%
ESP	15%	22%
List	2%	5%
SMS	3%	5%
Other	1%	1%

The Company’s Email/CPM revenue has decreased by approximately 22%. The Company has made several recent investments in technology including a new email mailing platform and data. As we monetize these investments we expect our Email/CPM revenue to increase in the future.

The Company’s lead revenue has decreased by approximately 58%. The Company has scaled back on this product line, raised the minimum gross margin for order acceptance, and reduced staff and additional expenses related to this product. However, we expect revenues from this product to grow from the first quarter 2010 levels.

The Company’s ESP revenue has decreased by approximately 61%. The Company lost one large customer that exited the market as well as some smaller customers. We expect our ESP revenue will decline in the future. The Company has significantly reduced expenses related to this product and expects it to continue to be profitable on a smaller scale.

The List revenue has decreased by approximately 73%. The Company does not plan on continuing business in this product in the future.

Our SMS revenue has not been material. However, as we combine our SMS growth strategy with that of our recent mobile software acquisition, we expect revenue to increase for our mobile products and become a significant portion of our revenues.

Cost of Revenue

Cost of revenue includes fees due to list owners for the use of their data in list management advertising campaigns, outsourced leads, and outsourced data and data services. Cost of revenue for the three months ended March 31, 2010 and 2009 was $359,277 and $654,006, respectively. This represents 29% and 30% of revenue respectively with a gross margin of 71% and 70% respectively.

The Company settled a lengthy dispute with a service provider for approximately $40,000 in cash and common stock valued at approximately $78,750. This settlement was recorded as a cost of revenue for the three months ended March 31, 2010. This had the impact of reducing our gross margin from 78% to 71%.

Operating Expenses:

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Server hosting and technology services	$135,008	$231,990
Compensation and related cost	843,887	1,595,484
Commissions	161,760	302,135
Advertising	34,687	34,362
Bad debt	5,700	18,458
Rent	54,927	52,826
Other general and administrative	463,820	564,050
Total operating expenses	$1,699,789	$2,799,305

Sever hosting and technology services expense for the three months ended March 31, 2010 and 2009 was $135,008 and $231,990 respectively, which consisted of outsourced hosting, outsourced server costs, and other technology costs required to operate our ESP and list management product lines.

Compensation and related costs for the three months ended March 31, 2010 and 2009 was $843,887 and $1,595,484 respectively, which includes salaries and related costs such as payroll taxes. In addition, this expense includes non-cash stock based compensation of $172,357 and $226,439 respectively. The stock compensation represents expenses for employee restricted stock grants for services approximately of $15,775 and $28,700 and the fair value of option grants to employees of $156,582 and $541,160 respectively. At March 31, 2010, we had approximately of $774,696 of unrecognized stock based compensation expense, which we expect to recognize over the next two to three years.

Commission expense for the three months ended March 31, 2010 and 2009 was $161,760 and $302,135 respectively, which represent the amounts we incurred for sales commissions on sales made during the respective periods.

 Advertising expense for the three months ended March 31, 2010 and 2009 was $34,687 and $34,362, respectively.   This expense primarily consists of expenses to attend trade shows which include travel expenses and trade show fees.

Bad debt expense for the three months ended March 31, 2010 and 2009 was $5,700 and $18,458, respectively. The Company reviews the accounts receivables which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues. During the three months ended March 31, 2010, the Company determined that a bad debt provision was required.

Rent expense for the three months ended March 31, 2010 and 2009 was $54,927 and $52,826, respectively. Our operations are based in one facility located in Boca Raton, Florida at a monthly cost of approximately $18,000.

Other general and administrative expenses for the three months ended March 31, 2010 and 2009 was $463,820 and $546,050, respectively. The major items included in other general and administrative expenses for these periods were consulting and professional services of approximately $216,112 and $205,000, and amortization of intangible assets of $110,065 and $141,090.

Other income (expense) for the three months ended March 31, 2010 and 2009 was $258,175 and ($135,680), respectively. For the three months ended March 31, 2010 other income (expense) included $1,827 of interest expense on notes and capital leases and $260,002 non-cash gain on extinguishment of liabilities.

The net loss for the three months ended March 31, 2010 and 2009 was $582,893 and $1,402,745 respectively, and the net loss per share basic and diluted was $0.00 and $0.02 respectively.

Liquidity and Capital Resources

In the three months ended March 31, 2010, we used $767,940 to fund our operating activities. This consisted of our net loss $582,893 offset by certain larger non-cash items including stock for services to non-employees of $7,000, stock options expense of $185,782, stock granted for settlements of $197,638 and amortization of intangibles of $69,470. We also used $5,000 in investing activities.

As of March 31, 2010, we had no outstanding loans.  As of May 12, 2010, we had approximately $470,000 in available cash, and $670,000 in accounts receivable.

To remain operational through the next six months, we will need to improve our cash flows.  To accomplish this, our management has been focused on shifting our business to higher margin products which produce stronger cash flows such as email platforms and our recent entry into the mobile software market and continues to reduce and control expenses.  If we are unable to improve our cash flow, we may need to raise additional funds through equity or debt financings.  If required, additional financing may not be available on terms that are favorable to us, if at all.  Any equity financing may be very dilutive to our existing shareholders.  If we are unsuccessful in our attempts to increase cash flows to cover our expenditures or raise additional funds in a financing, we may not be able to remain operational through the next six months.

Related Party Transactions

See Note 6 to our unaudited condensed consolidated financial statements included in this report for discussion of related party transactions.

New Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including expected revenues of our business units, profitability of our ESP business, plans with regard to our list revenue business, expectations regarding our mobile products business and our future liquidity.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the impact of intense competition, the continuation or worsening of current economic conditions and the condition of the domestic and global credit and capital markets, the failure to enter into distribution agreements with major retailers, wireless carriers or security software vendors to distribute our newly acquired software and the failure to gain market acceptance of the software.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2009.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies

ITEM 4.    CONTROLS AND PROCEDURES.

Not applicable to smaller reporting companies

ITEM 4T.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls.

We carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Exchange Act.  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting as defined in Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

Not applicable to smaller reporting companies

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.    (REMOVED AND RESERVED).

None

ITEM 5.    OTHER INFORMATION.

None

ITEM 6.    EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

2.1	Customer Acquisition Network Holdings – Merger and Plan of Reorganization	8-K	6/25/08	2.1
2.2	Options Acquisition - Certificate of Merger	8-K	6/25/08	2.2
2.3	1 Touch – Plan of Merger**	10-K	10/6/08	2.3
2.4	1 Touch – Certificate of Merger	10-K	10/6/08	2.4
3.1	Amended and Restated Articles of Incorporation	8-K	6/25/08	3.1
3.2	Certificate of Amendment – Name Change	8-K	6/25/08	3.2
3.3	Certificate of Change – Stock Split	8-K	6/25/08	3.3
3.4	Certificate of Designation – Series A & B	10-K	3/31/10	3.4
3.5	Amendment to Certificate of Designation – Increased Number of Authorized Series B	10-K	3/31/10	3.5
3.6	Certificate of Amendment – Increasing Capital	10-K	3/31/10	3.6
3.7	Bylaws	Sb-2	11/8/07	3.2
3.8	First Amendment to Bylaws	8-K	9/25/08	3.1
3.9	Second Amendment to Bylaws	10-K	3/31/10	3.9
10.	Form of Subscription Agreement – Series B	10-K	3/31/10	10.7
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

** The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

a.
the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;

b.	the agreement may have different standards of materiality than standards of materiality under applicable securities laws;
c.	the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;
d.	facts may have changed since the date of the agreements; and
e.	only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

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

OPTIONS MEDIA GROUP HOLDINGS, INC.

May 14, 2010
/s/ Scott Frohman
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

May 14, 2010	/s/ Steven Stowell
Steven Stowell
Chief Financial Officer (Principal Financial Officer)