Form 10-Q
period 2010-06-30
Options Media Group Holdings, Inc.
filed 2010-08-13
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 333-147245

OPTIONS MEDIA GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0444290
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

123 NW 13th Street, Ste. 300 Boca, Raton, FL	33432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (561) 368-5067

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
(Do not check if a smaller reporting company)		Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐                       No   ☑

Class	Outstanding at August 10, 2010
Common Stock, $0.001 par value per share	263,378,350 shares

OPTIONS MEDIA GROUP HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$87,166	$1,316,067
Accounts receivable, net	418,054	371,696
Prepaid expenses	194,463	39,444
Other current assets	2,100	12,000
Total Current Assets	701,783	1,739,207

Property and equipment, net	153,951	219,516
Software, net	2,584,950	33,594
Goodwill	4,805,539	6,372,230
Intangible Assets, net	199,383	303,361
Other assets	36,422	36,421

Total assets	$8,482,028	$8,704,329

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$-	$27,721
Accounts payable	441,097	788,689
Accounts payable, due to related parties	-	32,104
Accrued expenses	314,024	566,523
Notes payable, related parties, net of discount	-	287,000
Notes payable	-	60,000
Deferred revenue	30,554	21,025
Obligations under capital leases	-	976
Other current liabilities	78,830	80,369

Total Current Liabilities	864,505	1,864,407

Total liabilities	$864,505	$1,864,407

Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized
Series A, none and 7,830 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	$-	$8
Preferred stock; $0.001 par value Series B, none and 7,087 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	7
Preferred stock; $0.001 par value, Series C, none issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Preferred stock; $0.001 par value, Series D, 2,850,000 issued and outstanding at June 30, 2010 and none at December 31, 2009	2,850	-
Common stock; $0.001 par value, 700,000,000 shares authorized, 238,047,567 and 97,713,210 issued and outstanding, at June 30, 2010 and December 31, 2009, respectively	238,048	97,713
Additional paid-in capital	23,579,818	19,626,357
Accumulated Deficit	(16,203,193)	(12,884,163)
Total Stockholders' Equity	7,617,523	6,839,922

Total Liabilities and Stockholders' Equity	$8,482,028	$8,704,329

See accompanying unaudited notes to consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$1,137,869	$2,246,125	$2,355,867	$4,432,371
Cost of revenues	300,299	707,044	659,576	1,361,050

Gross profit	837,570	1,539,081	1,696,291	3,071,321

Operating expenses:
Server hosting and technology services	178,513	252,799	313,521	484,789
Compensation and related cost	836,095	1,086,872	1,679,983	2,682,356
Commissions	187,272	285,947	349,032	588,082
Advertising	51,374	16,479	86,061	50,841
Bad Debt	71,906	79,103	77,606	97,561
Goodwill impairment	1,566,691	-	1,566,691	-
Rent	54,927	52,337	109,855	105,163
Other general and administrative	633,477	827,845	1,097,295	1,391,895

Total operating expenses	3,580,255	2,601,382	5,280,044	5,400,687

Income (loss) from operations	(2,742,685)	(1,062,301)	(3,583,753)	(2,329,366)
Other income (expense):
Other income	-	-	-	4,204
Settlement gain	7,029	-	267,031	-
Interest expense	(482)	(162,803)	(2,309)	(302,687)
Total other income (expense), net	6,547	(162,803)	264,722	(298,483)
Net income (loss)	$(2,736,138)	$(1,225,104)	$(3,319,031)	$(2,627,849)

Net Loss Per Share Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted Average Shares Outstanding	233,114,112	59,134,522	214,190,641	58,683,844

See accompanying unaudited notes to consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Operating Activities:
Net Loss	$(3,319,031)	$(2,627,849)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock Granted For Services To Non-Employees	42,000	60,000
Stock Granted For Employee Settlement	––	4,500
Stock Granted For Services To Employees	29,538	66,600
Stock Options Granted For Services To Employees	295,455	369,450
Stock Options Granted For Settlement	29,200	––
Stock Granted For Settlement of Debt	268,608	––
Amortization Of Debt Discount	––	258,811
Amortization Of Prepaid Expenses	122,376	179,583
Depreciation	192,634	64,892
Impairment Of Goodwill	1,566,691	––
Amortization Of Intangibles	139,478	282,177
Bad Debt	77,606	97,561
Changes in operating assets and liabilities:
Accounts Receivable	(123,964)	(611,151)
Prepaid	(21,910)	(11,587)
Other Current Assets	9,899	(3,164)
Accounts Payable	(347,593)	574,997
Accrued Expenses	(252,499)	506,670
Deferred Revenues	9,528	(2,315)
Due To Related Parties	(32,104)	39,519
Other Current Liabilities	(1,539)	26,057
Net Cash Used In Operations	(1,315,627)	(725,249)

Investing Activities
Purchase Of Property And Equipment	(5,000)	(2,714)
Purchase of intangible asset	(20,000)	––
Purchase of software	(53,425)	––
Net Cash Used In Investing Activities	(78,425)	(2,714)

Financing Activities
Bank Overdraft	(27,721)	(154)
Proceeds from Warrants Exercises	12,465	—
Repayments of Loans	(237,100)	—
Proceeds From Sales of Common Stock	—	53,571
Proceeds From Sales of Series B Preferred Stock	568,480	—
Proceeds From Loans	––	815,000
Financing Cost	(150,000)	––
Principal Payments on Capital Lease Obligations	(963)	(8,679)

Net Cash Provided by Financing Activities	165,161	859,738

Net Increase (Decrease) In Cash	(1,228,901)	131,775
Cash Beginning Of Period	1,316,067	122,165
Cash End Of Period	$87,166	$253,940

See accompanying unaudited notes to consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the six	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Supplemental Disclosure of Cash Flow Information:

Cash Paid For Interest	$2,309	$11,223
Cash Paid For Taxes	$--	$--

Supplemental Disclosure Of Non-Cash Investing
and Financing Activities:

Refinancing Of Promising Notes	$--	$680,000
Common Stock issued for debt discount	$--	$15,000
Prepaid common stock issued for services	$255,484	$343,958
Common stock issued for asset acquisition	$2,635,500	$--
Common stock issued for conversion of convertible debt	$109,900	$--

See accompanying unaudited notes to consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2010
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

On April, 16, 2010, through its wholly owned subsidiary PhoneGuard, Inc., (“PG”), the Company entered into an asset purchase agreement and sublicense agreement with Cellular Spyware Inc.  The asset acquisition gave the company title to the name PhoneGuard whereby the Company then entered the mobile and smart phone application market. PhoneGuard is the exclusive licensee for the United States and Canada of software which safeguard cells and smart phones from the ever increasing risk posed by hackers and cyber criminals. Options Media Group acquired all of the assets of PhoneGuard and became the exclusive marketer within the United States and Canada. In addition to anti-virus and anti-malware software, the Company also acquired PhoneGuard's rights to a state-of-the-art product that, when installed on a mobile device, prevents the user from texting while driving. PhoneGuard's Mobile Anti-Texting software prevents texting while driving, thereby allowing them to focus on the road. PhoneGuard's new Anti-Texting application is designed to keep teenagers and family members safe while driving by disabling texting, instant messaging, calling, Web browsing and other phone-based distractions that should not be used while sitting behind the wheel of a moving vehicle. PhoneGuard protects drivers from the dangerous temptation to use their phone while driving.   (See Note 4)

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2010 and our financial position as of June 30, 2010 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2010, the Company had a net loss of $3,319,031 and $1,315,627 of net cash used in operations. At June 30, 2010, the Company had a working capital deficit of $162,722. Additionally, at June 30, 2010, the Company had an accumulated deficit of $16,203,193. These matters and the Company’s expected needs for capital investments and working capital required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock, Series B Preferred Stock (“Series B”), warrant exercises, issuance of short term debt securities and sales of advertising and data services. On July 28, 2010, the Company commenced a private placement of up to $1,100,000 of common stock at $0.01 per share. As of August 12, 2010, $240,000 has been raised from this private placement. The Company continues to aggressively manage operating expenses and the growth strategy is focused toward those product initiatives with high margins and strong cash flows.

Based on actions being taken to improve liquidity as discussed above, management believes that the Company will meet its expected needs required to continue as a going concern through June 30, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Options, 1 Touch Marketing, LLC, Icon Term Life, Inc. and PG. All material inter-company balances and transactions have been eliminated in consolidation.

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

We currently measure and report at fair value our intangible assets and goodwill.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  For goodwill, the Company compares the implied fair value of the reporting unit, using the market capitalization method, with the carrying amount of the goodwill.   As a result of the periodic goodwill test, the Company recorded impairment in 2010.  The following table summarizes our non-financial asses and liabilities measured at fair value on a non-recurring basis as of June 30, 2010:

	Balance at	Quoted Prices in	Significant other	Significant
	June 30,	Active Markets for	Observable	Unobservable
	2010	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$4,805,539	$-	$-	$4,805,539
Intangible assets	199,383	-	-	199,383
Total financial	$5,004,922	$-	$-	$5,004,922

The following is a summary of activity for non-financial assets measured under level 3 through June 30, 2010:

Goodwill:
Balance at January 1, 2010	$6,372,230
Goodwill Impairment	(1,566,691)
Ending balance at June 30, 2010	$4,805,539

Intangible assets:
Balance at January 1, 2010	$303,361
Fiscal 2010 additions	35,500
Amortization of intangible assets	(139,478)
Ending balance at June 30, 2010	$199,383

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding.  The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.  As of June 30, 2010, there were 93,103,097 options, 6,495,665 warrants, and 316,333 shares of unvested restricted stock which may dilute future earnings per share.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2010
(UNAUDITED)
 Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." Prior to April 2010, the Company operated in one segment; therefore, segment information is presented for only three months and six months ended June 30, 2010 (See Note 8).

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”.  This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4).  The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances.  The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.

NOTE 3 – NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES

On December 3, 2008, the Company borrowed $50,000, $80,000 and $100,000 from three related parties pursuant to Board authorized bridge loans with warrants. The Notes bear interest of 6% and becomes due in 6 months or pro rata as funds from a planned equity financing are received. The Company issued 230,000 three-year warrants with the notes exercisable at $0.75 per share. The warrants contain a cashless exercise provision. The relative fair value of the warrants was not material. On December 31, 2009, two of the note holders converted $180,000 of notes payable and accrued interest to Series A convertible preferred stock. In January 2010, the remaining $50,000 balance due to related parties was sold and converted into shares of the Company’s Common Stock and the accrued interest was paid in full. As of June 30, 2010, the Company had paid or the investors converted all notes from related party from the December 2008 borrowings.

 In January 2010, $59,900 of principal of a previously issued unrelated party note was sold and converted into common stock of the Company. The $100 remaining principal balance of the unrelated party note and $1,657 of accrued interest was paid.

In January 2010, the Company repaid $237,000 due under previously issued convertible notes.

At March 31, 2010 the Company had paid all the related and unrelated party notes.

Activity for notes payable, related parties was as follows for the six months ended June 30, 2010:

Ending balance as of December 31, 2009	$287,000
Note Conversions	(50,000)
Note Repayments	(237,000)
Balance as of June 30, 2010	$--

Activity for notes payable, unrelated parties was as follows for the six months ended June 30, 2010:

Ending balance as of December 31, 2009	$60,000
Note Conversions	(59,900)
Note Repayments	(100)
Balance as of June 30, 2010	$--

NOTE 4 –ASSET ACQUISITION

In April, 2010, PG a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement and Sublicense Agreement (the “Agreement”) with Cellular and Mr. Sasso, the majority shareholder of Cellular.

Under the Agreement, PG acquired an exclusive sublicense to distribute, sell and sublicense certain anti-virus software marketed under the name PhoneGuard (the “Software”) in the United States and Canada and a non-exclusive license to distribute, sell and sublicense the Software over the Internet. The Agreement shall remain effective for a five-year period unless PG fails to sell an increasing amount of Software each year.

In consideration for entering into the Agreement, the Company issued 2,850,000 shares of Series D Preferred Stock (the “Series D”) to Cellular. The Series D has a liquidation preference equal to $1.00 per share, is convertible into common stock at a rate of 26.315789 per share of Series D and votes on an as converted basis with the common stock. Once the Company’s authorized capital is increased to at least 700,000,000 shares, the Series D were to automatically convert into shares of the Company’s common stock. Although the Company has amended its articles to increase the authorized shares, the Series D has not converted to common stock as of June 30, 2010; however we expect that this will be accomplished in the fourth quarter. The fair value of this licensing agreement is $2,625,000 (based on contemporaneous private placement sales price of $0.035 per share) and for accounting purposes is being amortized over the estimated life of 5 years. Cellular will receive a royalty on the renewals of the Software equal to 20% of the net profit for each renewal.

In accordance with the Agreement, Mr. Sasso entered into a two-year employment agreement with PG to perform sales and marketing services. Mr. Sasso will receive a base salary of $240,000 per year and the Company issued to him 1,750 shares of Series C Preferred Stock (the “Series C”). The Series C is restricted and vesting is subject to certain performance milestones of the sales of the Software being met. Of the Series C: (i) 1,500 shares vest upon PG selling 1,000,000 units of the Software, (ii) another 200 shares vest upon PG selling 1,100,000 units of the Software and (iii) the remaining Series C vest upon PG selling 1,125,000 units of the Software. The Series C has the same liquidation rights as the shares of the Company’s common stock and each share of Series C is convertible into 100,000 shares of the Company's common stock. Once the Company’s authorized capital is increased to at least 700,000,000 shares, the holder of the Series C is entitled to convert its shares of Series C into common stock. A holder of Series C cannot exercise their shares until such time as the holder would not beneficially own, after such exercise, more than 4.99% of the outstanding shares of common stock of the Company. Additionally, a holder of Series C cannot vote any shares beneficially owned by the holder in excess of 4.99% of the outstanding shares of common stock of the Company. At June 30, 2010 none of the Series C Preferred Stock has vested. Based on recent transactions, if all the milestones are met, the fair value of these 1,750 Series C Preferred shares as determined on April 16, 2010 was 175,000,000 shares of common stock at $0.035 or $6,125,000 (based on contemporaneous private placement sales price). This amount will be expensed over time based on our periodic estimate of the probability of achieving these milestones.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2010
(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY

Capital Structure

The Articles of Incorporation authorized the issuance of 10,000,000 shares of preferred stock having a par value of $0.001 per share.

In April 2010, the shareholders approved to increase the authorized common shares to 700,000,000 par value $0.001 per share; in April 2010, the Company amended its Articles of  Incorporation to reflect this increase.

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

In January 2010, the Company entered into a six month investor relations agreement and agreed to issue a total of 3,300,000 shares of common stock of which 2,004,500 immediately vested and were issued as of March, 31, 2010. The remaining balance was issued in May, 2010 and vested upon issuance. The shares were valued at $0.035 per share (based on a contemporaneous private placement sales price) or $70,158.

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

In April 2010 the Company entered into a two month consulting services agreement and issued 1,000,000 shares of restricted common stock valued at $0.035 per share (based on contemporaneous private placement sales price) or $35,000 for the services.

In May 2010, the Company issued 1,295,500 shares of common stock valued at $0.035 per share (based on contemporaneous private placements sales price) or $45,343 for an investor  relation agreement.

In May 2010, the Company issued 2,027,700 shares of common stock valued at $0.035 per share (based on a contemporaneous private placements sales price) or $70,970 to settle outstanding liabilities to suppliers.  No gain or loss was recorded as the conversion price was equal to the fair market value of the common stock.

In May 2010, the Company entered into a new six month investor relations agreement and agreed to issue a total of 4,000,000 immediately vested shares of common stock. The shares were valued at $0.035 per share (based on a contemporaneous private placement sales price) or $140,000.

In June 2010, the Company issued 600,000 shares of common stock to an existing investor for no consideration effectively reducing the per share purchase price of the investors original investment in common stock. The shares we issued to an investor as an incentive to provide additional funding to the Company.

See below for additional discussion of conversions of preferred stock to common stock.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2010
(UNAUDITED)

Series A Convertible preferred stock

In January 2010, the Company completed a private placement of Series A. The Company issued 2,800 shares and received $8,000 gross proceeds. The Series A shares were subsequently converted into 8,000,000 shares of common stock.

In January 2010, the Company issued 22,371,429 shares of common stock for the conversion of 7,830 previously issued Series A.

Series B preferred stock

In January 2010, the Company issued 70,880,000 shares of common stock sold in connection with the conversion of 7,087 previously issued Series B.

In January 2010, the Company in a private placement sold Series B. The Company issued 1,301 shares and received $455,480 gross. In January 2010, the preferred shares automatically converted to 13,010,000 shares of common stock. The conversion formula to common stock was as follows: Series B shares (1,301) x $350/0.035= 13,010,000 common stock par value $0.001. The Company paid $150,000 in offering costs related to the Series B offering.

In February 2010, the Company completed its private placement of Series B. The Company issued 300 shares and received $105,000 net. In February 2010, the preferred shares automatically converted to 3,000,000 shares of common stock. The conversion formula was the same as the above paragraph.

Series C preferred stock

In 2010, the Company authorized the issuance of Series C in conjunction with the asset acquisition as described in Note 4.  As of June 30, 2010, no Series C shares have been issued or accounted for as the contingent requirements for issuance had not yet been met.

Series D preferred stock

As a result of the Company entering into the asset acquisition as described in Note 4, the Company issued 2,850,000 shares of Series D to Cellular. The Series D has a liquidation preference equal to $1.00 per share, is convertible into common stock at a rate of 26.315789 per share of Series D (total of 75 million common shares) and votes on an as converted basis with the common stock. When the Company’s authorized capital increased to 700,000,000 shares, the Series D were to automatically convert into shares of the Company’s common stock. Although the Company has amended its articles to increase the authorized shares, the Series D has not converted to common stock as of June 30, 2010. The fair value of the preferred stock grant is $2,625,000 or $0.035 per share (based on contemporaneous private placement sales price).  Based on a recent amendment to the Certificate of Designation, the Series D is convertible on or after October 20, 2010.  The holder (Cellular) voluntarily exchanged the common stock for the same Series D with identical terms except for the delayed conversion.

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

Vesting based on the future performance of the asset agreement described in Note 4, our CEO was granted 70,000,000 five year non-Plan unvested stock options with an exercise price of $0.036 per option using a Black-Sholes option price model with the following assumptions: Stock price $0.035 per share (based on contemporaneous private placement sales price), volatility of 204% (based on recent historical volatility), expected term 5 years, and a risk free interest rate of 2.56%.

On July 28, 2010, these options were cancelled by our CEO (see Note 10).

For the six months ended June 30, 2010, the Company recorded a stock based compensation expense of $295,455. At June 30, 2010, there was approximately $496,907 of unrecognized compensation expense to non-vested options based compensation.

A summary of the Company’s stock option activity during the six months ending June 30, 2010, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding December 31, 2009	22,865,097	$0.27	6.6	$––
Granted	* 71,000,000	$0.036	3.67	$––
Exercised	––	$––	––	$––
Fortified	(762,000)	$0.035	––	$––
Expired	––	$––	––	$––
Balance Outstanding June 30, 2010	93,103,097	$0.047	5.01	$––
Exercisable June 30, 2010	10,519,836	$0.10	5.01	$––
*- See Note 10 for cancellation of 70,000,000 options

A summary of the quantity of employee common stock unvested, granted, vested and cancelled for the six months ended June 30, 2010, is presented below:

Unvested shares outstanding December 31, 2009	457,667
Shares vested in 2010	(141,334)
Unvested shares cancelled in 2010	--
Unvested shares at June 30, 2010	316,333

As of June 30, 2010, there was $85,890 of total unrecognized compensation costs related to unvested common stock.

Warrants

During 2010, the Company issued warrants pursuant to a private placement. Activity during 2010 was as follows:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balanced Outstanding December 31, 2009	6,520,665	$0.038	3.16 Years
Granted	333,333	$0.035	2.95 Years
Exercised	(358,333)	$0.035	3.05 Years
Expired	--	$--	--
Balance Outstanding at June 30, 2010	6,495,665	$0.38	2.91 Years
Exercisable, June 30, 2010	6,495,665	$0.38	2.91 Years

In April 2010, the Company authorized to reduce the exercise price to $0.035 per share of those outstanding warrants selected by the Company’s management.
.
NOTE 6 – CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  Management believes the financial risks associated with these financial instruments are not material.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. No amounts exceeded the federally insured limits at June 30, 2010.

Concentration of Revenues

During the six months ended June 30, 2010, one customer represented more than 10% of the subsidiary revenue. In the quarter ended June 30, 2009 we had no 10% customers.

Concentration of Accounts Receivable

As of June 30, 2010, one client accounted for 26% of the total consolidated accounts receivable. In the quarter ended June 30, 2009, we had no 10% customers.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

During the first six months of 2010, the Company repaid $237,000 of related parties convertible promissory notes and a related party investor converted $50,000 of a convertible promissory note. (See Note 3)

 NOTE 8 – SEGMENTS

The Company operates under two business segments, which are evaluated on a revenue and net income basis. Expenses for professional services, stock compensation and certain interest costs are considered corporate expenses. The direct marketing segment includes revenues and associated costs for E-Mail/CPM, SMS, Leads and ESP. PhoneGuard is the sales of anti-virus and anti-text cellular software. Prior to the acquisition of PhoneGuard in April 210, the Company operated under one business segment.

The tables below presents certain financial information by business segment for the six months and three months ended June 30, 2010.

SIX MONTHS ended June 30, 2010	Direct Marketing	PhoneGuard	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$2,355,503	$364	$2,355,867	$—	$2,355,867
Interest expense	$(1,136)	$—	$(1,136)	$(1,173)	$(2,309)
Depreciation and amortization	$(220,512)	$(111,601)	$(332,113)	$—	$(332,113)
Income tax expense	$—	$—	$—	$—	$—
Net income (loss)	$(2,206,074)	$(322,527)	$(2,528,601)	$(790,430)	$(3,319,031)

Segment fixed assets, intangibles & goodwill	$5,156,558	$2,587,265	$7,743,823	$—	$7,743,823
Fixed asset, intangibles & goodwill additions (disposals) (net)	$(1,551,191)	$2,698,426	$1,147,235	$—	$1,147,235
Total assets	$250,016	$2,587,706	$8,352,380	$129,648	$8,482,028

THREE MONTHS ended June 30, 2010	Direct Marketing	PhoneGuard	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$1,137,505	$364	$1,137,869	$—	$1,137,869
Interest expense	$(454)	$—	$(454)	$(28)	$(482)
Depreciation and amortization	$(110,448)	$(111,601)	$(222,049)	$—	$(222,049)
Income tax expense	$—	$—	$—	$—	$—
Net income (loss)	$(2,042,336)	$(322,527)	$(2,364,863)	$(371,275)	$(2,736,138)

Segment fixed assets, intangibles & goodwill	$5,156,558	$2,587,265	$7,743,823	$—	$7,743,823
Fixed asset, intangibles & goodwill additions (disposals) (net)	$(1,566,691)	$2,698,426	$1,131,735	$—	$1,131,735
Total assets	$5,764,674	$2,587,706	$8,352,380	$129,648	$8,482,028

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On April 16, 2010, Hydra Group LLC (“Hydra”) filed a complaint against the Company in the Superior Court of Los Angeles (West District) seeking $93,698 for breach of contract.  The complaint relates to a contract between Hydra and Abbeysco, LLC, the Company’s co-defendant.  Hydra is claiming that the contract was assigned to the Company and that there was an implied contract.  The Company was not a party to this agreement and disputes that Abbeysco was acting as an agent of the Company.  The Company responded by filing a Notice of Demurrer on April 18, 2010.  The Company intends on vigorously fighting what it believes is a meritless claim.

To our knowledge, no other legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have material effect on our business and financial condition.

NOTE 10- SUBSEQUENT EVENTS

On July 28, 2010, the Company commenced a private placement of up to 110 million shares of common stock at $0.01 per share or $1,100,000. As of August 12, 2010, the Company has raised $240,000 from this private placement and will issue 24 million additional shares of common stock.

 On July 28, 2010, the Company’s CEO agreed to cancel 70 million unvested stock options which we previously granted. No expense had been recognized on the grant and accordingly there was no expense adjustment upon cancellation.

Effective July 21, 2010, the Company entered into an agreement to terminate its Chief Technology Officer.  In lieu of compensation due under his Employment Agreement, the Company agreed to pay him $55,000 in installments over a five-month period and reimburse him for his health insurance expenses through January 2011.  In addition, the Company granted the former Chief Technology Officer 200,000 new five-year non-qualified stock options exercisable at $0.017 per share.  Vesting semi-annually over a three-year period beginning on December 31, 2010 as long as during the prior six-month period the former Chief Technology Officer performed up to 10 hours per month of consulting services. The options were valued on the grant date at $0.017 per option for a total of $4,000 using a Black-Sholes option pricing model with the following assumptions: stock price at $0.02 (based on the grant date quoted trading price of the Company’s common stock), volatility of 278% (based on historical volatility), expected term of five years, and a risk free interest rate of 1.66%. The Company will reverse previously recorded expenses for unvested options and stock grants that were cancelled in the amount of $17,120.

In August 2010, the Company entered into an investment banking agreement with a New York based broker-dealer and issued it 2,000,000 shares of common stock and paid $35,000 as a non-refundable retainer. The shares were valued at $0.01 per share (based on a contemporaneous private placement sales price) or $20,000.

In August 2010, the Company entered into an agreement with each of Mr. Anthony Sasso, President of PG, Scott Frohman, Chief Executive Officer of the Company and PG and Mr. Paul Taylor.  Under the agreement, Mr. Sasso surrendered his  1,750 shares of Series C and the Company reissued to each of Messrs. Sasso and Frohman 675 shares of Series C and to Mr. Taylor 400 shares of Series C.  In exchange, Mr. Frohman cancelled 70,000,000 options that were granted to him in April 2010.  Finally, in August 2010, the Company entered into a two-year employment agreement with Mr. Taylor and appointed Mr. Taylor President of the Company. Under the terms of the employment agreement, Mr. Taylor is receiving a monthly salary of $8,333.  The Company issued him the 400 shares of Series C referred to above.  Vesting of the Series C is subject to the same performance milestones as when the shares were issued solely to Mr. Sasso.

On August 11, 2010, Dan Lansman resigned as President and was appointed Senior Vice President of the Company.

Mr. Lansman remains a director of the Company.  In connection with his new position, Mr. Lansman has amended his employment agreement.  Mr. Lansman will receive an annual salary of $125,000 per year and 7,000,000 Non-Plan five-year options exercisable at $0.017 per share, vesting over a three-year period on each calendar quarter with the first vesting date being December 31, 2010.

               In connection with the new private placement, the Company agreed that for each investor in the Series B offering who purchases an amount in the new private placement equal to the lesser of (i) 50% of what he invested in the Series B offering or (ii) $100,000, he will receive a number of shares of common stock in order to reduce his purchase price per share derived from the Series B offering from $0.035 per share to $0.02 per share.  As of the date of this Report, the Company is obligated to issue 8,190,000 shares.

In preparing these unaudited condensed consolidated financial statements, management evaluated all activity of the Company through the date of this report and concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Options Media Group Holdings, Inc. is a multi-channel marketing firm that historically has specialized in the acquisition and retention of customers through direct and digital, and Internet marketing programs.  Options Media does business through its wholly-owned subsidiaries: 1Touch Marketing, LLC, or 1 Touch, PG and Icon Term Life Inc.

Recently Options Media has began focusing its efforts on cell phones and text messaging.

On April 16, 2010, Options Media acquired PhoneGuard, which held an exclusive sublicense for the U.S. and Canada to market cellular mobile anti-virus and safety products in exchange for 2,850,000 shares of new Series D, which is convertible into shares of the Company’s common stock. The Company also issued 1,750 shares of Series C to PG’s President.  See Note 5 and 10 to our unaudited condensed consolidated financial statements included in this report.

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

        PhoneGuard currently markets anti-virus cellular software. Revenue is recognized at the time the software is downloaded to the end user’s mobile phone or when the product is shipped to a client who purchases the software for its own use or for resale.

Results of Operations

Revenue:

Our revenue for the three months and six months ended June 30, 2010 was $1,137,869 and $2,355,867 respectively.

For the three months and six months ended June 30, 2009 revenue was $2,246,125 and $4,432,371 respectively.

The following is the percentage of total revenue earned by each product for the three months and six months ended June 30, 2010 and 2009:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Product
Email/CPM	59%	47%	61%	46%
Leads	27%	25%	21%	24%
ESP	8%	21%	12%	21%
List	0%	3%	1%	4%
SMS	5%	3%	4%	4%
Other	1%	1%	1%	1%

The Company’s Email/CPM revenue for the three months and six months ended June 30, 2010 represented approximately 58% and 60% respectively of the total revenue. The Email/CPM revenue for the three months and six months ended June 30, 2009 represented approximately 47% and 46% of the total revenue. The Company’s Email/CPM revenue for the three months ended June 30, 2010,compared to the three months ended June 30, 2009 decreased approximately 37% and for the six months ended June 30, 2010, compared to the six months ended June 30, 2009 decreased approximately 30%. The Company has made several recent investments in technology including a new email mailing platform and data. As we monetize these investments we expect our Email/CPM revenue to increase in the future.

The Company’s lead revenue for the three months and six months ended June 30, 2010 represented approximately 27% and 21% respectively of the total revenue. The lead revenue for the three months and six months ended June 30, 2009 represented approximately 25% and 24% of the total revenue. The Company’s lead revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 decreased approximately 45% and for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, decreased approximately 51%. The Company has scaled back on this product line, raised the minimum gross margin for order acceptance, and reduced staff and additional expenses related to this product, we expect  our lead revenue to increase in the future.

The Company’s ESP revenue for the three months and six months ended June 30, 2010 represented approximately 8% and 12% respectively of the total revenue. The ESP revenue for the three months and six months ended June 30, 2009 represented approximately 27% and 21% respectively of the total revenue. The Company’s ESP revenue for the three months ended June 30, 2010, compared to the three months ended June 30, 2009 decreased approximately 81% and for the six months ended June 30, 2010 compared to the six months ended June 30, 200 the ESP revenue decreased approximately 70%.   The Company lost one large customer that exited the market as well as several smaller customers. We expect our ESP revenue will decline in the future. The Company has significantly reduced expenses related to this product and expects it to continue to be profitable on a much smaller scale.

The Company’s list product line was discontinued. As a result there was no revenue for the three months ended June 30, 2010.

Our SMS revenue for the three months and six months ended June 30, 2010 represented approximately 5% and 4% respectively of the total revenue. The SMS revenue for the three months and six months ended June 30, 2009 represented approximately 3% and 4% of the total revenue. The Company’s SMS revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 decreased approximately 9% and for the six months ended June 30, 2010 compared to the three months ended June 30, 2009 the SMS revenue decreased approximately 45%. The large decrease from 2009 to 2010 was due to a customer that provided approximately 60% of the revenue for the six months ended June 30, 2009, which was not a recurring client in 2010. We expect to increase the revenue for this product line in the future.

Our anti-texting software is in the final development stage.  We expect our mobile software product lines to become a significant portion of our revenue as we implement our marketing strategies later this year.

Cost of Revenue

        The cost of revenue for the three months and six months ended June 30, 2010 was $300,299 and $659,576; this represents 26% and 28% of revenue respectively. The cost of revenue for the three months and six months ended June 30, 2009 was $707,044 and $1,361,050; this represents 32% and 31% of revenue respectively. The improvement on the cost of sales is related to the changed of our product mix to higher margin products.

        The cost of revenue include fees due to list owners for the use of their data in list management advertising campaigns, outsourced leads, and outsourced data and data services.

Operating Expenses:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Server hosting and technology services	$178,513	$252,799	$313,521	$484,789
Compensation and related cost	836,095	1,086,872	1,679,983	2,682,356
Commissions	187,272	285,947	349,032	588,082
Advertising	51,374	16,479	86,061	50,841
Bad Debt	71,906	79,103	77,606	97,561
Goodwill impairment	1,566,691	-	1,566,691	-
Rent	54,927	52,337	109,855	105,163
Other general and administrative	633,477	827,845	1,097,295	1,391,895

Total operating expenses	$3,580,255	$2,601,382	$5,280,044	$5,400,687

Sever hosting and technology services expense for the three months and six months ended June 30, 2010 was $178,513 and $313,521 respectively, which consists of outsourced hosting, outsourced server costs, and other technology costs required to operate our ESP and list management product lines.  The sever hosting and technology services expense for the three months and six months ended June 30, 2009 was $252,799 and $484,789 respectively.  The reduction on the server hosting and technology expense is mainly attributed to the decrease of the ESP revenue as well our effort on reducing the expense.

Compensation and related costs for the three months and six months ended June 30, 2010 was $836,095 and $1,679,983 respectively, which includes salaries and related costs such as payroll taxes. In addition, this expense includes non-cash stock based compensation of $152,638 and $324,995 respectively. The stock compensation represents expenses for employee restricted stock grants for services approximately of $13,764 and $29,539 and the fair value of option grants of $138,874 and $295,456 respectively, for employee services. At June 30, 2010, we had approximately of $1,783,843 of stock based compensation expense, which we expect to recognize over the next two to three years. Compensation for the three months and six months ended June 30, 2009 was $1,086,872 and $2,682,356 respectively of which $209,610 and $436,140 respectively were related to stock based compensation expense which is attributable to shares issued and stock options granted to our chief executive officer pursuant to an employment agreement. These options were cancelled after the quarter ended June 30, 2010.

Commission expense for the three months and six months ended June 30, 2010 was $187,272 and $349,032 respectively, which represent the amounts we incurred for sales commissions on sales made during the respective periods. This expense will increase as we grow our revenues. Commission expense for the three months and six months ended June 30, 2009 was $285,947 and $588,082 respectively, which represent the amounts we incurred for sales commissions on sales made during the respective periods; the decrease of the commission expense from 2009 to 2010 is due to the decrease in the sales.

Advertising expense for the three months and six months ended June 30, 2010 was and $51,374 and $86,061 respectively.   Advertising expense for the three months and six months ended June 30, 2009 was and $16,479 and $50,841 respectively. This expense primarily consists of expenses to attend trade shows which include travel expenses and trade show fees.

Bad debt expense for the three months and six months ended June 30, 2010 was $71,906 and $77,606 respectively. The Company reviews the accounts receivables which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues. Bad debt expense for the three months and six months ended June 30, 2009 were $79,103 and $97,561 respectively.

As of June 30, 2010 the Company performed its impairment test on goodwill. As a result of the quarterly test, the Company recorded a non-cash impairment of goodwill of $1,566,691. There was no goodwill impairment charge for the three or six months ended June 30, 2009.

Rent expense for the three months and six months ended June 30, 2010 was $54,927 and $109,855 respectively.  Our operations are based in one facility located in Boca Raton at a monthly cost of approximately $18,309.

Rent expense for the three months and six months ended June 30, 2009 was $52,337 and $105,163 respectively. Our operations were based in facilities located in Boca Raton and in Hallandale, Florida.

Other general and administrative expense for the three months and six months ended June 30, 2010 was $633,477 and $1,097,295 respectively. The major items included in other general and administrative expense are approximately $277,182 and $516,929 respectively, for investor’s relation, consulting and professional services, and amortization of intangible assets of $181,608 and $251,079 respectively.

Other general and administrative expenses for the three months and six months ended June 30, 2009 were $827,845 and $1,391,895 respectively.

Other income (expense) for the three months and six months ended June 30, 2010 was $6,547 and $264,722 net respectively. This included ($482) and ($2,309) respectively of interest expense and $ 7,029 and $ 267,031 respectively for settlement gain of liabilities. Other income (expense) for the three and six months ended June 30, 2009 was ($162,803) and (302,687) respectively. This included a $4,204 gain on extinguishment of a liability and $302,687 of interest expense on notes and capital leases, which included $258,811 for amortization of debt discounts.

The net loss for the three months and six months ended June 30, 2010 was $2,736,138 and $3,319,031 respectively, and the net loss per share basic and diluted was $0.01 and $0.02 respectively. However, approximately $2.3 million of this loss was non-cash. The net loss for the three months and six months ended June 30, 2009 was $1,225,104 and $2,627,849 respectively, and the net loss per share basic and diluted was $0.02 and $0.04 respectively.

Liquidity and Capital Resources

In the six months ended June 30, 2010, we used $1,315,627 to fund our operating activities. This consisted of our net loss $3,319,031 offset by certain larger non-cash items including stock for services to non-employees of $42,000, stock options expense of $295,455 stock granted for settlements of $268,608 and amortization of intangibles of $139,478. We also used $78,425 in investing activities and had $165,161in financing activities.

As of June 30, 2010, we had no outstanding loans.  As of August 10, 2010, we had approximately $217,000 in available cash, and $688,000 in accounts receivable.

To remain operational through the next six months, we will need to improve our cash flows.  To accomplish this, our management has been focused on shifting our business to higher margin products which produce stronger cash flows such as email platforms and our recent entry into the mobile software market and continues to reduce and control expenses.  We need to raise additional funds through equity or debt financings. On July 28, 2010 we commenced a private placement of up to $1,100,000 of common stock at $0.01 per share to fund our cash requirement to support our entry into the cellular software market. As of August 6, 2010 we raised $240,000 under the private placement.  Any equity financing may be very dilutive to our existing shareholders.  If we are unsuccessful in our attempts to increase cash flows to cover our expenditures or raise additional funds in a financing, we may not be able to remain operational through the next six months.

Related Party Transactions

See Note 7 and 10 to our unaudited condensed consolidated financial statements included in this report for discussion of related party transactions.

New Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

 This report contains forward-looking statements  including expectations regarding our revenues and our liquidity.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

            On April 16, 2010, Hydra Group LLC (“Hydra”) filed a complaint against the Company in the Superior Court of Los Angeles (West District) seeking $93,698 for breach of contract.  The complaint relates to a contract between Hydra and Abbeysco, LLC, the Company’s co-defendant.  Hydra is claiming that the contract was assigned to the Company and that there was an implied contract.  The Company was not a party to this agreement and disputes that Abbeysco was acting as an agent of the Company.  The Company responded by filing a Notice of Demurrer on April 18, 2010.  The Company intends on vigorously fighting what it believes is a meritless claim.

ITEM 1A.    RISK FACTORS.

Not applicable to smaller reporting companies

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in filings with the SEC, the Company has sold securities that are not registered under the Securities Act of 1933 (“the Act”) in reliance upon the exemption provided  below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Supplier	4/12/2010	4,250,000	Settlement of Outstanding Payable
Debt Holder	4/12/2010	146,800	Conversion of Debt
Consultant	6/8/2010	1,000,000	Consulting Agreement
Investor Relations	6/10/2010	5,295,000	Investor Relation Services
Investor	6/29/2010	600,000	Anti-dilution

(1)           Exempt under Section 4(2) of the Act.
(2)           Exempt under Section 3(a)(9) of the Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.    (REMOVED AND RESERVED).

ITEM 5.    OTHER INFORMATION.

        On August 11, 2010, Daniel Lansman resigned as President and was appointed Senior Vice President of the Company.  Mr. Lansman remains a director of the Company.  In connection with his new position, Mr. Lansman has agreed to amend his employment agreement.  Mr. Lansman will receive an annual salary of $125,000 per year and 7,000,000 non-Plan options exercisable at $0.017 per share and vesting over a three-year period on each calendar quarter with the first vesting date being December 31, 2010.

On the same day, the Company appointed Paul Taylor as President of the Company and to serve on the Company’s Board of Directors.  Mr. Taylor is also a director of PG.  In connection with his appointment, Mr. Taylor and the Company entered into a two-year employment agreement whereby Mr. Taylor will receive a salary of $100,000 per year and 400 shares of Series C which vest, based on the Company meeting certain performance milestones.  From 2004 through 2008, Mr. Taylor was a corporate consultant to over 60 public companies.  During this same time period, Mr. Taylor was the Principal and Managing Director of Mecanismo Corp., a private investment company.  Since 2009, Mr. Taylor has been the director and secretary of Cellular Spyware Inc.  Mr. Taylor is 51 years old.

The Company has sold 24,000,000 shares of common stock and raised $240,000 under its current private placement. The shares have not been registered under the Act in reliance upon the exemption under Section 4(2) of the Act and Rule 506 thereunder.

ITEM 6.    EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith
2.1	Customer Acquisition Network Holdings – Merger and Plan of Reorganization	8-K	6/25/08	2.1
2.2	Options Acquisition - Certificate of Merger	8-K	6/25/08	2.2
3.1	Amended and Restated Articles of Incorporation	8-K	6/25/08	3.1
3.2	Certificate of Amendment – Name Change	8-K	6/25/08	3.2
3.3	Certificate of Amendment – Increasing Capital – 310,000,000 shares	10-K	3/31/10	3.6
3.4	Certificate of Amendment – Increasing Capital – 710,000,000 shares				Filed
3.5	Certificate of Designation – Series A & B	10-K	3/31/10	3.4
3.6	Amendment to Certificate of Designation – Increased Number of Authorized Series B	10-K	3/31/10	3.5
3.7	Certificate of Designation – Series C & D				Filed
3.8	Certificate of Correction – Series D				Filed
3.9	Amendment to Certificate of Designation – Series D				Filed
3.10	Bylaws	Sb-2	11/8/07	3.2
3.11	First Amendment to Bylaws	8-K	9/25/08	3.1
3.12	Second Amendment to Bylaws	10-K	3/31/10	3.9
10.1	Form of Subscription Agreement – Series B	10-K	3/31/10	10.7
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

OPTIONS MEDIA GROUP HOLDINGS, INC.

August 13, 2010
/s/ Scott Frohman
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

August 13, 2010	/s/ Steven Stowell
Steven Stowell
Chief Financial Officer (Principal Financial Officer)