Form 10-Q
period 2010-09-30
Options Media Group Holdings, Inc.
filed 2010-11-15
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q
_____________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Class	Outstanding at November 12, 2010
Common Stock, $0.001 par value per share	358,322,271 shares

OPTIONS MEDIA GROUP HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$153,172	$1,316,067
Accounts receivable, net	401,786	371,696
Prepaid expenses	109,123	39,444
Other current assets	4,874	12,000
Total Current Assets	668,955	1,739,207

Property and equipment, net	121,415	219,516
Software, net	2,553,339	33,594
Goodwill	3,275,415	6,372,230
Intangible Assets, net	133,899	303,361
Other assets	36,421	36,421

Total assets	$6,789,444	$8,704,329

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$-	$27,721
Accounts payable	473,282	788,689
Accounts payable, due to related parties	9,905	32,104
Accrued expenses	379,787	566,523
Notes payable, related parties, net of discount	-	287,000
Notes payable	-	60,000
Deferred revenue	60,602	21,025
Obligations under capital leases	-	976
Other current liabilities	66,789	80,369

Total Current Liabilities	990,365	1,864,407

Total liabilities	$990,365	$1,864,407

Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized: Preferred stock; $0.001 par value Series A, none and 7,830 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	$-	$8
Preferred stock; $0.001 par value Series B, none and 7,087 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	7
Preferred stock; $0.001 par value, Series C, none issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Preferred stock; $0.001 par value, Series D, 2,850,000 issued and outstanding at September 30, 2010 and none at December 31, 2009	2,850	-
Preferred stock; $0.001 par value, Series E, none issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock; $0.001 par value, 700,000,000 shares authorized, 341,122,271 and 97,713,210 issued and outstanding, at September 30, 2010 and December 31, 2009, respectively	341,122	97,713
Additional paid-in capital	24,133,735	19,626,357
Accumulated Deficit	(18,678,628)	(12,884,163)
Total Stockholders' Equity	5,799,079	6,839,922

Total Liabilities and Stockholders' Equity	$6,789,444	$8,704,329

See accompanying unaudited notes to consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$1,100,631	$1,755,280	$3,456,498	$6,187,652
Cost of revenues	248,900	488,393	908,476	1,849,444

Gross profit	851,731	1,266,887	2,548,022	4,338,208

Operating expenses:
Server hosting and technology services	118,300	293,431	431,821	778,220
Compensation and related cost	723,324	1,029,703	2,486,422	3,712,059
Commissions	107,881	215,051	456,913	803,133
Advertising	72,685	12,822	158,746	63,663
Bad Debt	72,374	155,684	149,980	253,245
Goodwill impairment	1,530,124	25,553	3,096,815	25,553
Rent	50,093	52,362	159,948	157,524
Other general and administrative	652,314	609,171	1,666,494	2,002,066

Total operating expenses	3,327,095	2,393,777	8,607,139	7,795,463

Income (loss) from operations	(2,475,364)	(1,126,890)	(6,059,117)	(3,457,255)
Other income (expense):
Interest income	-	-	-	4,204
Settlement gains	-	-	267,031	-
Interest expense	(70)	(95,294)	(2,379)	(397,981)
Total other income (expense), net	(70)	(95,294)	264,652	(393,777)
Net income (loss)	$(2,475,434)	$(1,222,184)	$(5,794,465)	$(3,851,032)

Net Loss Per Share Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.07)

Weighted Average Shares Outstanding	288,905,606	60,229,180	239,369,311	59,210,683

See accompanying unaudited notes to consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Operating Activities:
Net Loss	$(5,794,465)	$(3,851,032)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Stock Granted For Services To Non-Employees	42,000	93,958
Stock Granted For Employee Settlement	-	4,500
Stock Granted For Services To Employees	34,675	96,533
Stock Options Granted For Services to Employees	352,290	-
Stock Options Granted For Services	-	541,159
Stock Options Granted For Settlement	29,200	-
Stock Granted For Settlement of Debt	268,608	-
Amortization Of Debt Discount	-	319,855
Amortization Of Prepaid Expenses	192,368	250,833
Depreciation	366,781	97,275
Impairment Of Goodwill	3,096,815	25,553
Amortization Of Intangibles	204,962	423,265
Bad Debt	149,980	253,245
Changes in operating assets and liabilities:
Accounts Receivable	(180,070)	(269,611)
Prepaids	(6,564)	(1,882)
Other Current Assets	7,129	(5,334)
Accounts Payable	(305,502)	710,247
Accrued Expenses	(186,736)	339,985
Deferred Revenues	39,577	18,220
Due To Related Parties	(32,104)	7,388
Other Current Liabilities	(13,580)	(23,742)
Net Cash Used In Operations	(1,734,636)	(969,585)

Investing Activities
Purchase Of Property And Equipment	(5,000)	(2,714)
Purchase Of Property Intangible Asset	(20,000)	-
Purchase Of Software	(163,425)	-
Net Cash Used In Investing Activities	(188,425)	(2,714)

Financing Activities
Bank Overdraft	(27,721)	(154)
Proceeds from Warrant Exercises	12,465	-
Repayments of Loans	(237,100)	-
Proceeds From Sales of Stock	1,238,780	170,733
Financing Costs	(225,282)	-
Proceeds From Loans	-	815,000

See accompanying unaudited notes to consolidated financial statements.

 OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Principal Payments on Capital Lease Obligations	(976)	(10,181)
Net Cash Provided by Financing Activities	760,166	975,398

Net Increase (Decrease) In Cash	(1,162,895)	3,099
Cash Beginning Of Year	1,316,067	122,165

Cash End Of Period	$153,172	$125,264

Supplemental Disclosure of Cash Flow Information:

Cash Paid For Interest	$2,379	$25,555
Cash Paid For Taxes	$-	$-

Supplemental Disclosure Of Non-Cash Investing
and Financing Activities:

Refinancing Of Promissory Notes	$-	$680,000
Common Stock issued for debt discount	$-	$95,000
Prepaid common stock issued for services	$255,484	$367,916
Common stock issued for asset acquisition	$2,635,500	$-
Common stock issued for conversion of convertible debt	$109,900	$-
Issuance of common stock prepaid and recorded as liability in 2008	$-	$200,000

See accompanying unaudited notes to consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
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

Options was originally formed in Florida on February 22, 2000, under the name Options Newsletter, Inc. and was engaged in the design of custom email delivery solutions for commercial customers. On January 4, 2008, Options Newsletter, Inc. merged with and into Options Acquisition Sub, Inc., a newly formed, wholly-owned Delaware subsidiary of Customer Acquisition Network Holdings, Inc., a Delaware company (“CAN”), with Options being the surviving corporation. Options began selling advertising space within free electronic newsletters that it published and emailed to subscribers. Options also generated leads for customers by emailing its customers’ advertisements to various email addresses from within its database. Options is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. Options also manages and markets its customers’ lists and makes them available to advertisers who are trying to reach customers similar to theirs. During the years ended December 31, 2009 and 2008, the majority of Options’ revenue was derived from being an ESP, and it no longer provides email customer advertisements on a cost per lead generated basis.

On September 19, 2008, the Company completed a merger with 1 Touch Marketing, LLC (“1 Touch”). 1 Touch is an online direct marketing and data services company. 1 Touch was formed on October 23, 2003 as a Limited Liability Corporation, in the State of Florida. 1 Touch offers its products and services to traditional advertising agencies and online marketing agencies. These resellers/agencies offer the 1 Touch’s products and services to their clients as a stand-alone marketing effort or as part of a larger multi-channel marketing campaign. 1 Touch also offers its products and services to a network of list brokers.  These organizations market postal lists and offer its email marketing lists. 1 Touch generates revenue from its product lines, which include email marketing campaigns, SMS campaigns, lead generation and direct mail and postal lists.

On April, 16, 2010, through its wholly-owned subsidiary PhoneGuard, Inc., (“PG”), the Company entered into an asset purchase agreement and sublicense agreement with Cellular Spyware Inc.  The asset acquisition gave the company rights to the name PhoneGuard whereby the Company then entered the mobile and smart phone application market. PhoneGuard is the exclusive licensee for the United States and Canada of software which safeguard cells and smart phones from the ever increasing risk posed by hackers and cyber criminals. Options Media Group acquired certain assets of PhoneGuard and became the exclusive marketer within the United States and Canada.

In addition to anti-virus and anti-malware software, the Company also acquired PhoneGuard's rights to a state-of-the-art Anti-Texting product.

Studies have shown that texting and driving can be four times more dangerous than drinking and driving; 36 states currently have anti-texting laws. New research from the Insurance Institute for Highway Safety shows the number of accidents caused by distracted driving actually increased after these laws were passed. When installed on a mobile device, the PhoneGuard software prevents the user from texting while driving thereby allowing them to focus on the road. PhoneGuard's new Anti-Texting application is designed to keep teenagers, family members and people who drive for business  safe while driving by disabling texting, instant messaging, calling, web browsing and other phone-based distractions that should not be used while sitting behind the wheel of a moving vehicle.  PhoneGuard protects drivers from the dangerous temptation to use their phone while driving.  (See Note 4)

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2010 and our financial position as of September 30, 2010 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2010, the Company had a net loss of $5,794,465 and $1,734,636 of net cash used in operations. At September 30, 2010, the Company had a working capital deficit of $321,410. Additionally, at September 30, 2010, the Company had an accumulated deficit of $18,678,628. These matters and the Company’s expected needs for capital investments and working capital required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock, Series B Preferred Stock (“Series B”), warrant exercises, issuance of short term debt securities and sales of advertising and data services. On July 28, 2010, the Company commenced a private placement of up to $1,100,000 of common stock at $0.01 per share, and this offering was increased to $1,600,000 in September 2010. As of November 5, 2010, $843,300 has been raised from this private placement. The Company continues to aggressively manage operating expenses and the growth strategy is focused toward PhoneGuard which it believes will generate high margins and strong cash flows.

Based on actions being taken to improve liquidity as discussed above, management believes that the Company will meet its expected needs required to continue as a going concern through September 30, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Options, 1 Touch Marketing, LLC, Icon Term Life, Inc. and PhoneGuard. All material inter-company balances and transactions have been eliminated in consolidation.

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
 SEPTEMBER 30, 2010
(UNAUDITED)

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

On January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company has significant nonfinancial assets for the nine months ended September 30, 2010 that require recognition and disclosure at fair value.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

The following table summarizes our financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010:

	Balance at	Quoted Prices in	Significant other	Significant
	September 30,	Active Markets for	Observable	Unobservable
	2010	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$3,275,415	$-	$-	$3,275,415
Intangible assets	133,899	-	-	133,899
Total financial assets	$3,409,314	$-	$-	$3,409,314

The following is a summary of activity for non-financial assets measured under level 3 through September 30, 2010:

Goodwill:
Balance at January 1, 2010	$6,372,230
Goodwill Impairment	(3,096,815)
Ending balance at September 30, 2010	$3,275,415

Intangible assets:
Balance at January 1, 2010	$303,361
Fiscal 2010 additions	35,500
Amortization of intangible assets	(204,962)
Ending balance at September 30, 2010	$133,899

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share are based on the weighted-average number of all common shares outstanding.  The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.  As of September 30, 2010, there were 29,345,217 options 6,495,665 warrants, and 146,540 shares of unvested restricted stock which may dilute future earnings per share.

 Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." Prior to April 2010, the Company operated in one segment; therefore, segment information is presented for only three months and nine months ended September 30, 2010 (See Note 8).

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
 SEPTEMBER 30, 2010
(UNAUDITED)

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
\
NOTE 3 – NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES

On December 3, 2008, the Company borrowed $50,000, $80,000 and $100,000 from three related parties pursuant to Board authorized bridge loans with warrants. The Notes bear interest of 6% and becomes due in 6 months or pro rata as funds from a planned equity financing are received. The Company issued 230,000 three-year warrants with the notes exercisable at $0.75 per share. The warrants contain a cashless exercise provision. The relative fair value of the warrants was not material. On December 31, 2009, two of the note holders converted $180,000 of notes payable and accrued interest to Series A convertible preferred stock. In January 2010, the remaining $50,000 balance due to related parties was sold and converted into shares of the Company’s Common Stock and the accrued interest was paid in full. As of September 30, 2010, the Company had paid or the investors converted all notes from related party from the December 2008 borrowings.

In January 2010, $59,900 of principal of a previously issued unrelated party note was sold and converted into common stock of the Company. The $100 remaining principal balance of the unrelated party note and $1,657 of accrued interest was paid.

In January 2010, the Company repaid $237,000 due under previously issued convertible notes.

At March 31, 2010 the Company had paid all the related and unrelated party notes.

Activity for notes payable, related parties was as follows for nine months ended September 30, 2010:

Ending balance as of December 31, 2009	$287,000
Note Conversions	(50,000)
Note Repayments	(237,000)
Balance as of September 30, 2010	$-

Activity for notes payable, unrelated parties was as follows for the nine months ended September 30, 2010:

Ending balance as of December 31, 2009	$60,000
Note Conversions	(59,900)
Note Repayments	(100)
Balance as of September 30, 2010	$-

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

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

In consideration for entering into the Agreement, the Company issued 2,850,000 shares of Series D Preferred Stock (the “Series D”) to Cellular.  The Series D has a liquidation preference equal to $1.00 per share, is convertible into common stock at a rate of 23.52941 per share of Series D and votes on an as converted basis with the common stock.  The fair value of this licensing agreement is $2,625,000 (based on contemporaneous private placement sales price of $0.035 per share) and for accounting purposes is being amortized over the estimated life of five years.  Cellular will receive a royalty on the renewals of the Software equal to 20% of the net profit for each renewal.

In accordance with the Agreement, Mr. Sasso entered into a two-year employment agreement with PG to perform sales and marketing services.  Mr. Sasso receives a base salary of $240,000 per year and the Company issued to him 675 shares of Series C Preferred Stock (the “Series C”).  The Series C is restricted and vesting is subject to certain performance milestones of the sales of the Software being met.  The Series C has the same liquidation rights as the shares of the Company’s common stock and each share of Series C is convertible into 129,629 shares of the Company's common stock.  A holder of Series C cannot exercise their shares until such time as the holder would not beneficially own, after such exercise, more than 4.99% of the outstanding shares of common stock of the Company; provided, however, the holder may waive this limitation to increase the limitation to 9.99%.  Additionally, a holder of Series C cannot vote any shares beneficially owned by the holder in excess of 4.99% of the outstanding shares of common stock of the Company.  As of September 30, 2010 none of the Series C Preferred Stock have vested.  Based on recent transactions, if all the milestones are met, the fair value of these 675 Series C Preferred shares as determined on April 16, 2010 was 87,499,575 shares of common stock at $0.035 or $3,062,485 (based on contemporaneous private placement sales price).  This amount will be expensed over time based on our periodic estimate of the probability of achieving these milestones.

In September 2010, 400 shares of Series C Preferred stock were forfeited. A balance of 675 Series C Preferred Shares remain however, they are not considered issued and outstanding for accounting purposes. In addition, the conversion ratio of the Series C to common shares was increased from 100,000 to 129,629.  (See Note 5)

NOTE 5 - STOCKHOLDERS’ EQUITY

Capital Structure

The Articles of Incorporation authorized the issuance of 10,000,000 shares of preferred stock having a par value of $0.001 per share.

In April 2010, the shareholders approved to increase the authorized common shares to 700,000,000 par value $0.001 per share; in April 2010, the Company amended its Articles of Incorporation to reflect this increase. In September 2010, the board recommended that the Company amend its Articles of Incorporation to increase its authorized shares of common stock to 950,000,000; the Company is waiting shareholders’ approval.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

In July 2010, the Company issued 20,000,000 shares of common stock at $0.01 per unit pursuant to the private placement, which generated net proceeds of approximately $200,000.

In July 2010, the Company issued 6,540,000 shares of common stock to two existing investors for no consideration effectively reducing the per share purchase price of the investors original investment in common stock. The shares we issued to two investors as an incentive to provide additional funding to the Company.

In August 2010, the Company issued 43,530,000 shares of common stock at $0.01 per unit pursuant to the private placement, which generated net proceeds of approximately $435,300.

In August 2010, the Company issued 10,788,188 shares of common stock related to anti-dilution protection clauses.

In August 2010, the Company entered into an investment banking agreement with a New York based broker-dealer and issued it 2,000,000 shares of common stock and paid $35,000 as a non-refundable retainer. The shares were valued at $0.01 per share (based on a contemporaneous private placement sales price) or $20,000 and recorded as an offering cost.

In September 2010, the Company issued 3,500,000 shares of common stock at $0.01 per unit pursuant to the private placement, which generated net proceeds of approximately $35,000.

In September 2010, the Company issued 16,574,286 shares of common stock to some existing investors for no consideration effectively reducing the per share purchase price of the investors original investment in common stock. The shares were issued as an incentive to provide additional funding to the Company.

In September 2010, 142,230 shares of employee restricted stock vested.

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

In September 2010, the Company authorized the supplement of the July 28, 2010 Offering to (i) increase the maximum number of shares of common stock offered under the Offering from 110,000,000 to 160,000,000; (ii) extend the termination date of  the Offering from October 31, 2010 to November 30, 2010; (iii) as of the effective date of the Consent, issuer Series A Preferred Stock in lieu of common stock under the Offering; (iv) provide investors in the private placements in June 2008 through September 2008 the opportunity to effectively reprice their currently held shares from such offerings from $0.30 to $0.05 and (v) provide the investors who received convertible Series A Preferred Stock pursuant to that certain Agreement to Restructure Debt Dated December 15, 2009 the opportunity to effectively reprice their currently held shares from the conversion of the Series A Preferred Stock from $0.035 to $0.02; provided that the investors referenc3ed in (iv) and (v) above must invest at least (the lesser of): $100,000 or 50% of their prior investment.  It is further, the Company allows currently held shares from such offerings from $0.30 to $0.05 and (v) provide the investors who received convertible Series A Preferred Stock pursuant to that certain Agreement to Restructure Debt dated December 15, 2009 the opportunity to effectively reprice their currently held shares from the conversion of the Series A Preferred Stock from $0.035 to $0.02; provided that the investors referenced in (iv) and (v) above must invest at least (lesser of): $100,000 or 50% of their prior investment. As of September 30, 2010, no shares were issued under this Offering.

Series B preferred stock

In January 2010, the Company issued 70,880,000 shares of common stock sold in connection with the conversion of 7,087 previously issued Series B.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

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

Series C preferred stock

In April 2010, the Company authorized the issuance of Series C in conjunction with the asset acquisition as described in Note 4.

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

In September 2010, Mr. Taylor resigned from the Company and forfeited 400 shares of Series C preferred Shares.

In September 2010, the Board of Directors agreed to increase the conversion ratio for each share of Series C Preferred Stock from 100,000 to 129,629 shares of common stock.  The filing in Nevada was effective October 4, 2010.

In September 2010, the Chief Executive Officer of the Company agreed to exchange his 675 shares of Series C Preferred Stock for 675 shares of Series E Preferred Stock.  The actual exchange has not occurred due to an administrative delay.

As of September 30, 2010, no Series C shares have been issued or accounted for as the contingent requirements for issuance had not yet been met.

Series D preferred stock

As a result of the Company entering into the asset acquisition as described in Note 4, the Company issued 2,850,000 shares of Series D to Cellular.  The Series D has a liquidation preference equal to $1.00 per share, is convertible into common stock at a rate of 23.52941 per share of Series D (total of approximately 67 million common shares) and votes on an as converted basis with the common stock.  The Series D is convertible after October 20, 2010.  The fair value of the preferred stock grant is $2,625,000 or $0.035 per share (based on contemporaneous private placement sales price).

Series E preferred stock

In September 2010, the Company authorized the issuance of Series E Preferred Stock consisting of 2,000 shares, par  value $0.001 per share with the same rights and preferences as the Series C Preferred Stock except without the voting and conversion limitations.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

As of September 30, 2010, no Series E shares have been issued or accounted for as described above under Series C preferred stock.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

In July, 2010, in connection with the Series C Agreement, the Company’s CEO agreed to cancel 70 million unvested stock options which we previously granted. No expense had been recognized on the grant and accordingly there was no expense adjustment upon cancellation.

In July 2010, the Company granted to the former Chief Technology Officer 200,000 new five-year non-qualified stock options exercisable at $0.017 per share.  Vesting semi-annually over a three-year period beginning on December 31, 2010. The options were valued on the grant date at $0.017 per option for a total of $4,000 using a Black-Sholes option pricing model with the following assumptions: stock price at $0.02 (based on the grant date quoted trading price of the Company’s common stock), volatility of 278% (based on historical volatility), expected term of five years, and a risk free interest rate of 1.66%.

In August 2010, the Company granted to the Senior Vice President of the Company 7,000,000 Non-Plan five-year options exercisable at $0.017 per share and vesting over a three-year period on each calendar quarter with the first vesting date being December 31, 2010. The options were valued on the grant date at $0.017 per option for a total of $119,000 using a Black-Sholes option pricing model with the following assumptions: stock price at $0.017 (based on the grant date quoted trading price of the Company’s common stock), volatility of 213% (based on historical volatility), expected term of five years, and a risk free interest rate of 1.66%.

For the nine months ended September 30, 2010, the Company recorded a stock option expense of $376,496. At September 30, 2010, there was approximately $529,689 of unrecognized compensation expense to non-vested options based compensation.

A summary of the Company’s stock option activity during the nine months ending September 30, 2010, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding December 31, 2009	22,865,097	$0.27	6.3	$––
Granted*	78,200,000	$0.03	3.97	$––
Exercised	––	$––	––	$––
E Cancelled*	(70,000,000)	$0.036	––	$––
Fortified	(1,719,880)	$0.035	––	$––
Expired	––	$––	––	$––
Balance Outstanding September 30, 2010	29,345,217	$0.07	3.97	$––
Exercisable September 30, 2010	7,418,406	$0.14	3.47	$––

*- See Note 4 for cancellation of 70,000,000 options

A summary of the quantity of employee common stock unvested, granted, vested and cancelled for the nine months ended September30, 2010, is presented below:

Unvested shares outstanding December 31, 2009	457,667
Shares vested in 2010	(142,230)
Unvested shares cancelled in 2010	(168,897)
Unvested shares at September 30, 2010	146,540

As of September 30, 2010, there was $51,500 of total unrecognized compensation costs related to unvested common stock.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

Warrants

During 2010, the Company issued warrants pursuant to a private placement. Activity during 2010 was as follows:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balanced Outstanding December 31, 2009	6,520,665	$0.038	2.62 Years
Granted	333,333	$0.035	2.41 Years
Exercised	(358,333)	$0.035	2.51 Years
Expired	--	$--	--
Balance Outstanding at September 30, 2010	6,495,665	$0.38	2.37 Years
Exercisable, September 30, 2010	6,495,665	$0.38	2.37 Years

In April 2010, the Company authorized to reduce the exercise price to $0.035 per share of those outstanding warrants selected by the Company’s management.
.
NOTE 6 – CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  Management believes the financial risks associated with these financial instruments are not material.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. No amounts exceeded the federally insured limits at September 30, 2010.

Concentration of Revenues

During the nine months ended September 30, 2010, no individual customer represented more than 10% of the Company’s revenue. During the nine months ended September 30, 2009 no individual customer represented more than 10% of the Company’s revenue.

Concentration of Accounts Receivable

As of September 30, 2010, one customer accounted for 19% of the total consolidated accounts receivable and one customer accounted for 10% of the consolidated accounts receivable. In the quarter ended September 30, 2009, we had no 10% customers.

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

On August 11, 2010, Daniel Lansman resigned as President and was appointed Senior Vice President of the Company.  Mr. Lansman remains a director of the Company.  In connection with his new position, Mr. Lansman has agreed to amend his employment agreement which he and the Company are in the final stages of executing. Based on the thus far agreed upon terms, Mr. Lansman will receive an annual salary of $125,000 per year and 7,000,000 Non-Plan five-year options exercisable at $0.017 per share and vesting over a three-year period on each calendar quarter with the first vesting date being December 31, 2010.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

During the first nine months of 2010, the Company repaid $237,000 of related parties convertible promissory notes and a related party investor converted $50,000 of a convertible promissory note. (See Note 3)

 NOTE 8 – SEGMENTS

The Company operates under two business segments, which are evaluated on a revenue and net income basis. Expenses for professional services, stock compensation and certain interest costs are considered corporate expenses. The direct marketing segment includes revenues and associated costs for E-Mail/CPM, SMS, Leads and ESP. PhoneGuard is the sales of anti-virus and anti-text cellular software. Prior to the acquisition of PhoneGuard in April 2010, the Company operated under one business segment.

The tables below present certain financial information by business segment for the nine months and three months ended September 30, 2010.

NINE MONTHS ended September 30, 2010	Direct Marketing	PhoneGuard	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$3,455,658	$840	$3,456,498	$—	$3,456,498
Interest expense	$(1,137)	$—	$(1,137)	$(1,242)	$(2,379)
Depreciation and amortization	$(326,220)	$(245,523)	$(571,743)	$—	$(571,743)
Income tax expense	$—	$—	$—	$—	$—
Net income (loss)	$(4,096,440)	$(691,420)	$(4,787,860)	$(1,006,605)	$(5,794,465)

Segment fixed assets, intangibles & goodwill	$3,521,165	$2,562,903	$6,084,068	$—	$6,084,068
Fixed asset, intangibles & goodwill additions (disposals) (net)	$(3,081,315)	$2,808,426	$(272,889)	$—	$(272,889)
Total assets	$4,176,541	$2,563,377	$6,739,918	$49,526	$6,789,444

THREE MONTHS ended September 30, 2010	Direct Marketing	PhoneGuard	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$1,100,155	$476	$1,100,631	$—	$1,100,631
Interest expense	$—	$—	$—	$(70)	$(70)
Depreciation and amortization	$(97,037)	$(133,921)	$(230,958)	$—	$(230,958)
Income tax expense	$—	$—	$—	$—	$—
Net income (loss)	$(1,787,958)	$(368,892)	$(2,156,850)	$(318,584)	$(2,475,434)

Segment fixed assets, intangibles & goodwill	$5,180,887	$2,562,936	$7,743,823	$—	$7,743,823
Fixed asset, intangibles & goodwill additions (disposals) (net)	$(1,530,124)	$110,000	$(1,420,124)	$—	$(1,420,124)
Total assets	$4,176,541	$2,563,377	$6,739,918	$49,526	$6,789,444

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On April 16, 2010, Hydra Group LLC (“Hydra”) filed a complaint against the Company in the Superior Court of Los Angeles (West District) seeking $93,698 for breach of contract.  The complaint relates to a contract between Hydra and Abbeysco, LLC, the Company’s co-defendant.  Hydra is claiming that the contract was assigned to the Company and that there was an implied contract.  The Company was not a party to this agreement and disputes that Abbeysco was acting as an agent of the Company. The Company responded by filing a Notice of Demurrer which was denied. The Company has filed an Answer to the compliant and has filed a Cross-Complaint for indemnification and contribution rights against Abbeysco.  The Company intends on vigorously fighting what it believes is a meritless claim.

To our knowledge, no other legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have material effect on our business and financial condition.

NOTE 10- SUBSEQUENT EVENTS

In connection with the July 28, 2010 private placement of up to 110,000,000 shares, the Company has raised $122,000 at $0.01 or 12,200,000 shares from October 1, 2010 to November 4, 2010.

        On November 4, 2010, in connection with the July 28, 2010 offering, the Company modified the offering to offer Series A since the Company lacks authorized capital.  The price per share of common stock is identical and if all shares of Series A in this offering are fully subscribed, the Series A shares will be convertible into 17,670,000 shares of common stock.

In connection with the amended offering, we offered each investor in the 2008 private placement who invests at least the lesser of (i) 50% of the previous investment or (ii) $50,000 will receive additional shares of common stock to effectively reprice their original investment to $0.05 per share.  Additionally, investors who received Series A preferred stock as part of our debt restructuring in December 2009 – January 2010 who invests the lesser of (i) 50% of the debt or (ii) $50,000 will have the original investment repriced to $0.02 per share.

The performance milestones for vesting Mr. Sasso’s Series C were revised in August 2010 so that the Series C vest as follows: (i) 39 shares vest for each 100,000 software licenses sold, not to exceed an aggregate of 1,000,000 software licenses; (ii) 193 shares upon the aggregate sales of 1,000,000 software licenses; and (iii) 77 shares for each 100,000 software licenses sold over 1,000,000 software licenses.  To the extent that any shares are not vested by April 16, 2015 or the earlier termination of employment of Mr. Sasso, such unvested shares shall be cancelled. In the event Mr. Sasso elects to convert the Series C into common stock, the vesting schedule shall be appropriately adjusted to reflect the conversion formula.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Options Media Group Holdings, Inc. is a multi-channel marketing firm that historically has specialized in the acquisition and retention of customers through direct and digital, and Internet marketing programs.  Options Media does business through its wholly-owned subsidiaries: 1Touch Marketing, LLC, or 1 Touch, PhoneGuard, Inc., or PG, and Icon Term Life Inc.

Options Media is focusing its efforts on cell phones and text messaging.

On April 16, 2010, Options Media acquired PG, which held an exclusive sublicense for the U.S. and Canada to market cellular mobile, anti-texting and anti-virus products.

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

PhoneGuard currently markets anti-virus and anti-texting cellular software. Revenue is recognized at the time the software is downloaded to the end user’s mobile phone or when the product is shipped to a client who purchases the software for its own use or for resale.

Results of Operations

Revenue:

Our revenue for the three months and nine months ended September 30, 2010 was $1,100,631 and $3,456,498 respectively.

For the three months and nine months ended September 30, 2009 revenue was $1,755,280 and $6,187,652 respectively.

The following is the percentage of total revenue earned by each product for the three months and nine months ended September 30, 2010 and 2009:

	Three Months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Product
Email/CPM	60%	42%	60%	44%
Leads	31%	20%	25%	23%
ESP	7%	24%	10%	22%
List	0%	9%	0%	6%
SMS	2%	4%	4%	4%
Other	0%	1%	1%	1%

    The Company’s Email/CPM revenue for the three months and nine months ended September 30, 2010 represented approximately 60% of the total revenue for each period.  The Email/CPM revenue for the three months and nine months ended September 30, 2009 represented approximately 42% and 44% of the total revenue, respectively.  The Company’s Email/CPM revenue in dollar volume for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 decreased approximately 18% and for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009 decreased approximately 16%.  The Company has made several recent investments in technology including a new email mailing platform and data.  As we monetize these investments we expect our Email/CPM revenue to increase in the future

The Company’s lead revenue for the three months and nine months ended September 30, 2010 represented approximately 31% and 25% respectively of the total revenue. The lead revenue for the three months and nine months ended September 30, 2009 represented approximately 20% and 23% of the total revenue. The Company’s lead revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 increased approximately 11% and for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, decreased approximately 2%. The Company has scaled back on this product line, raised the minimum gross margin for order acceptance, and reduced staff and additional expenses related to this product.

The Company’s ESP revenue for the three months and nine months ended September 30, 2010 represented approximately 7% and 10% respectively of the total revenue. The ESP revenue for the three months and nine months ended September 30, 2009 represented approximately 24% and 22% respectively of the total revenue. The Company’s ESP revenue for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 decreased approximately 17% and for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009  the ESP revenue decreased approximately 12%.   The Company lost one large customer that exited the market as well as several smaller customers. We expect our ESP revenue will decline in the future. The Company has significantly reduced expenses related to this product and expects it to continue to be profitable on a much smaller scale.

The Company’s list product line was discontinued. As a result there was no revenue for the three months ended September 30, 2010.

Our SMS revenue for the three months and nine months ended September 30, 2010 represented approximately 2% and 4% respectively of the total revenue. The SMS revenue for the three months and nine months ended September 30, 2009 represented approximately 4% and 4% of the total revenue. The Company’s SMS revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 decreased approximately 2% and for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 the SMS revenue was unchanged. We expect to increase the revenue for this product line in the future.

The Company has made significant investments in its mobile software product lines. The development of its Anti-Texting software has been completed and it is operational on Blackberry and Android smartphones, the Company is developing this application for Symbian Windows and IPhone operating systems.

Our investments in sales, marketing and advertising are concentrated on large national retailers, mobile retail stores, DRTV, internet and viral social networking. Based on our focus and commitments to our mobile software applications, we expect our mobile software product lines to become a significant portion of our revenue as we implement our marketing strategies later this year and early next year.

Cost of Revenue

The cost of revenue for the three months and nine months ended September 30, 2010 was $248,900 and $908,476; this represents 23% and 26% of revenue respectively. The cost of revenue for the three months and nine months ended September 30, 2009 was $488,393 and $1,849,444; this represents 28% and 30% of revenue respectively. The improvement on the cost of sales is related to the changed of our product mix to higher margin products.

The cost of revenue include fees due to list owners for the use of their data in list management advertising campaigns, outsourced leads, and outsourced data and data services.

Operating Expenses:

	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Server hosting and technology services	$118,300	$293,431	$431,821	$778,220
Compensation and related cost	723,324	1,029,703	2,486,422	3,712,059
Commissions	107,881	215,051	456,913	803,133
Advertising	72,685	12,822	158,746	63,663
Rent	50,093	52,362	159,948	157,524
Goodwill impairment	1,530,124	25,553	3,096,815	25,553
Bad debt	72,374	155,684	149,980	253,245
Other general and administrative	652,314	609,171	1,666,494	2,002,066
Total operating expenses	$3,327,095	$2,393,777	$8,607,139	$7,795,463

Sever hosting and technology services expense for the three months and nine months ended September 30, 2010 was $118,300 and $ 431,821respectively, which consists of outsourced hosting, outsourced server costs, and other technology costs required to operate our ESP and list management product lines.  The sever hosting and technology services expense for the three months and nine months ended September 30, 2009 was $293,431 and $778,220 respectively.  The reduction on the server hosting and technology expense is mainly attributed to the decrease of the ESP revenue as well our effort on reducing the expense.

Compensation and related costs for the three months and nine months ended September 30, 2010 was $723,324 and $2,486,422 respectively, which includes salaries and related costs such as payroll taxes. In addition, this expense includes non-cash stock based compensation of $ 61,972 and $ 386,966 respectively. The stock compensation represents expenses for employee restricted stock grants for services approximately of $ (1,575) and $34,675 and the fair value of option grants of $ 63,547 and $352,291 respectively, for employee services. At September 30, 2010, we had approximately of $ 581,189 of stock based compensation expense, which we expect to recognize over the next two to three years. Compensation for the three months and nine months ended September 30, 2009 was $1,029,703 and $3,712,059 respectively of which $ 201,643 and $ 637,692 respectively were related to stock based compensation expense which is attributable to shares issued and stock options granted to our chief executive officer pursuant to an employment agreement. These options were cancelled after the quarter ended June 30, 2010.

Commission expense for the three months and nine months ended September 30, 2010 was $107,881 and $ 456,913 respectively, which represent the amounts we incurred for sales commissions on sales made during the respective periods. This expense will increase as we grow our revenues. Commission expense for the three months and nine months ended September 30, 2009 was $ 215,051 and $ 803,133 respectively, which represent the amounts we incurred for sales commissions on sales made during the respective periods; the decrease of the commission expense from 2009 to 2010 is due to the decrease in the sales.

Advertising expense for the three months and nine months ended September 30, 2010 was and $72,685 and $158,746 respectively.   Advertising expense for the three months and nine months ended September 30, 2009 was $12,822 and $63,663 respectively. This expense primarily consists of expenses to attend trade shows which include travel expenses and trade show fees.

Bad debt expense for the three months and nine months ended September 30, 2010 was $72,374 and $149,980 respectively. The Company reviews the accounts receivables which are 30 days or more past due in order to identify specific customers with known disputes or collectability issues. Bad debt expense for the three months and nine months ended September 30, 2009 were $155,684 and $253,245 respectively.

In connection with the preparation of the financial statements for the three and nine months ended September 30, 2010, the Company performed its impairment test on goodwill.  As a result of the quarterly test, the Company recorded a non-cash impairment of goodwill of $1,530,124.  The goodwill impairment charge for the nine months ended September 30, 2009 was $25,553.

Rent expense for the three months and nine months ended September 30, 2010 was $ 50,093 and $ 159,948 respectively. Our operations are based in a facility located in Boca Raton, Florida. Rent expense for the three months and nine months ended September 30, 2009 were $ 52,362 and $ 157,524 respectively.

Other general and administrative expense for the three months and nine months ended September 30, 2010 was $652,314 and $1,666,494 respectively. The major items included in other general and administrative expense are approximately $224,209 and $630,986 respectively, for investor’s relation, consulting and professional services, and amortization of intangible assets of $199,405 and $450,485 respectively.

Other general and administrative expenses for the three months and nine months ended September 30, 2009 were $609,171 and $2,002,066 respectively.

Other income (expense) for the three months and nine months ended September 30, 2010 was ($70) and $264,652 net respectively. This included $ 70 and $2,379 respectively of interest expense and $ 0 and $ 267,031 respectively for settlement gain of liabilities. Other income (expense) for the three and nine months ended September 30, 2009 was ($95,294) and ($393,777) respectively. This included a $4,204 gain on extinguishment of a liability and $397,981 of interest expense on notes and capital leases, which included $319,855 for amortization of debt discounts.

The net loss for the three months and nine months ended September 30, 2010 was $2,475,434 and $5,794,465 respectively, and the net loss per share basic and diluted was $0.01 and $0.02 respectively. However, approximately $2.3 million of this loss was non-cash. The net loss for the three months and nine months ended September 30, 2009 was $1,222,184 and $3,851,032 respectively, and the net loss per share basic and diluted was $0.02 and $0.07 respectively.

Liquidity and Capital Resources

In the nine months ended September 30, 2010, we used $1,734,636 to fund our operating activities. This consisted of our net loss $5,794,465 offset by certain larger non-cash items including stock for services to non-employees of $42,000, stock options expense of $352,290 stock granted for settlements of $268,608, impairment of goodwill of $3,096,815 and amortization of intangibles of $204,962. We also used $188,425 in investing activities and had $760,166 provided by financing activities.

As of September 30, 2010, we had no outstanding loans.  As of November 09, 2010, we had approximately $130,000 in available cash, and $654,000 in accounts receivable.

To remain operational through the next 12 months, we will need to improve our cash flows.  To accomplish this, our management has been focused on shifting our business to higher margin products which produce stronger cash flows such as email platforms and our recent entry into the mobile software market. We continue to focus on reducing and controlling expenses.  We have launched our PhoneGuard marketing program and are seeking to introduce it to nationally including in “big box” stores.  We need to raise additional funds through equity or debt financings. On July 28, 2010 we commenced a private placement of up to $1,100,000 of common stock at $0.01 per share to fund our cash requirement to support our entry into the cellular software market.  As of November 5, 2010, we raised $843,300 under the private placement.  We have amended the offering to provide for $1,000,000 of gross proceeds with Series A preferred stock offered in lieu of common stock for the last $600,000.  The Series A will convert once we increase our authorized common stock to 950,000,000 shares from 700,000,000.  The price per share of common stock is unchanged.  Any equity financing is very dilutive to our existing shareholders.  If we are unsuccessful in our attempts to increase cash flows to cover our expenditures, or raise additional funds in a financing, we may not be able to remain operational through the next 12 months.

Related Party Transactions

See Note 7 to our unaudited consolidated financial statements included in this report for discussion of related party transactions.

New Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included in this report for discussion of recent accounting pronouncements.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

            On April 16, 2010, Hydra Group LLC (“Hydra”) filed a complaint against the Company in the Superior Court of Los Angeles (West District) seeking $93,698 for breach of contract.  The complaint relates to a contract between Hydra and Abbeysco, LLC, the Company’s co-defendant.  Hydra is claiming that the contract was assigned to the Company and that there was an implied contract.  The Company was not a party to this agreement and disputes that Abbeysco was acting as an agent of the Company.  The Company responded by filing a Notice of Demurrer which was denied.The Company has filed an Answer to the compliant and has filed a Cross-Complaint for indemnification and contribution rights against Abbeysco.  The Company intends on vigorously fighting what it believes is a meritless claim.

ITEM 1A.  RISK FACTORS.

Not applicable to smaller reporting companies

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in filings with the SEC, the Company has sold securities that are not registered under the Securities Act of 1933 (“the Act”) in reliance upon the exemption provided by Section 4(2) of the Act and Rule 506 thereunder.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance

Private Placement Investors	7/28/2010 through 9/30/2010	67,030,000 shares of common stock	Investment of $670,300
Private Placement Investors	7/28/2010 through 9/30/2010	33,902,474 shares of common stock	Anti-dilution provision from prior investment
Consultant (1)	8/11/2010	200,000 five-year stock options exercisable at $0.017 per share	Consulting Services
Consultant	8/11/2010	2,000,000 shares of common stock	Investment Banking Agreement

(1) Former employee.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith
2.1	Customer Acquisition Network Holdings – Merger and Plan of Reorganization	8-K	6/25/08	2.1
2.2	Options Acquisition - Certificate of Merger	8-K	6/25/08	2.2
3.1	Amended and Restated Articles of Incorporation	8-K	6/25/08	3.1
3.2	Certificate of Amendment – Name Change	8-K	6/25/08	3.2
3.3	Certificate of Amendment – Increasing Capital – 310,000,000 shares	10-K	3/31/10	3.6
3.4	Certificate of Amendment – Increasing Capital – 710,000,000 shares	10-Q	8/13/10	3.4
3.5	Certificate of Designation – Series A & B	10-K	3/31/10	3.4
3.6	Amendment to Certificate of Designation – Increased Number of Authorized Series B	10-K	3/31/10	3.5
3.7	Certificate of Designation – Series C & D	10-Q	8/13/10	3.7
3.8	Certificate of Correction – Series D	10-Q	8/13/10	3.8
3.9	Amendment to Certificate of Designation – Series D	10-Q	8/13/10	3.9
3.10	Amendment to Certificate of Designation – Series A				Filed
3.11	Amendment to Certificate of Designation –Series C				Filed
3.12	Certificate of Designation – Series E				Filed
3.13	Bylaws	SB-2	11/8/07	3.2
3.14	First Amendment to Bylaws	8-K	9/25/08	3.1
3.15	Second Amendment to Bylaws	10-K	3/31/10	3.9
10.1	Form of Subscription Agreement – Series B	10-K	3/31/10	10.7
10.2	Form of Subscription Agreement – July Private Placement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

OPTIONS MEDIA GROUP HOLDINGS, INC.

November 15, 2010
/s/ Scott Frohman
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

November 15, 2010	/s/ Steve Stowell
Steve Stowell
Chief Financial Officer (Principal Financial Officer)