Form 10-K
period 2010-12-31
Options Media Group Holdings, Inc.
filed 2011-05-17
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10,500,000.

The number of shares outstanding of the registrant’s common stock, as of May 13, 2011, was 456,409,159.

PART I

ITEM 1.   BUSINESS

On May 10, 2011, after three months of negotiations, Options Media Group Holdings, Inc. (the “Company”) entered into agreements with Justin Bieber Brands, LLC and certain associates of Justin Bieber (collectively, the “Bieber Agreement”) as well as a related agreement with a company headed by Keith St. Clair, our new Chairman of the Board. The key element is for Justin Bieber to act as a spokesman for our DriveSafe software and its potential to substantially reduce injuries and save lives from traffic accidents.  Justin Bieber is committed to making a difference and stopping texting while driving. He has agreed to endorse DriveSafe in a number of ways, both online and in person over the term of the Bieber Agreement.  We are planning a product launch with Justin Bieber on June 6, 2011.  See below "The Bieber Agreement.”

Company Overview

The Company has historically been an Internet marketing company providing e-mail services to corporate customers.  Additionally, it contained a lead generation business and an SMS text messaging delivery business.  In 2010, the Company transitioned by changing its focus to smartphones and developing a robust anti-texting program that prohibits persons in vehicles from texting and e-mailing while moving.  As part of its focus on mobile software applications, the Company has also broadened its suite of products including obtaining a license to market mobile anti-virus software.  In conjunction with this change of focus, in February 2011, the Company sold its e-mail and SMS businesses as described below.  The Company retains its lead generation business.  The financial statements contained in this Report retroactively give effect to the February 2011 sale treating the e-mail and SMS businesses as discontinued operations.  Since the mobile software business did not generate any material revenue until March 31, 2011, the revenue consists almost solely of lead generation revenue.  In conjunction with this change of focus, the Company is in the process of changing its name to PhoneGuard, Inc. and is currently soliciting consents from its key shareholders for that purpose.

Our Product - DriveSafe Software™ - Saving lives, One Text at a Time

DriveSafe software is a next-generation, state-of-the-art mobile phone control management software suite designed to prevent texting and emailing while driving. The software also offers parents and employers the ability to monitor the driving habits of mobile phone users in order to prevent speeding.

DriveSafe automatically turns off certain functionalities of the driver's mobile phone when the phone is in a moving vehicle. Thus, the user will no longer be able to text, email, surf the web, instant message or make outgoing calls while driving.  When the car is stopped for more than five seconds, however, the phone will automatically allow texting and other data functions to resume. Any missed text messages will be waiting for the user. Once the user starts driving again, the software will automatically block these activities again.

Our DriveSafe software allows parents to control when their teens can text or browse the Internet while driving in their cars. When their car exceeds 10 mph the keypad locks up preventing texts, emails and dial out calls. If a text or email is received while the keypad is in lockdown an auto reply will be sent to the sender that the recipient is driving. Fifteen people a day, mostly teens, die in the U.S. from texting while driving," says T. Wayne Thomas, of TMS, Inc.

The Company's DriveSafe Software is currently downloadable to BlackBerry and Android mobile phones.  The Company plans to develop DriveSafe for iPhones in the near future. The software uses global positioning satellite tracking of the mobile device in order to calculate the rate of speed of travel. Above certain predetermined speeds the DriveSafe software will lock the keyboard and touch screen preventing the user from texting or doing anything but receive incoming calls.  When we refer to texting, we also refer to emailing, web browsing, instant messaging or making outgoing calls.  DriveSafe also includes advanced set of features such as Time Out Control, Speed Control, Parental Override and Request Permission.

Advanced Features include:

Time Out Control

This feature easily lets parents or employers preselect times at which a mobile phone under their control can be used for texting or Internet browsing. For example, time out control can be used by parents to prevent their children from inappropriately using their mobile phones during school hours or to permit texting when the parent is driving.

Speed Control

A parent or employer will be able to easily set maximum mile per hour thresholds to monitor the driving of children or employees. When these predetermined maximum mile per hour thresholds are exceeded, an alerting text message is sent. Upon receipt the parent or employer can easily determine the rate of speed and a specific geographic locale via Google Maps.

An employer can easily monitor the driving activities of employees to prevent speeding. If the preset parameters are exceeded, the employer would instantly receive a text message that would outline the rate of speed and a specific location.

Parental Override

This unique feature enables parents or employers to override the software allowing text and an Internet browsing only when the child or employee is in their presence.

Request Permission

The request permission function allows a child or employee to request permission from the administrator to use the keyboard for a set period of time. Permission can be granted or denied from the parent's or employer's cell phone. This feature will be very useful when children or employees are known to be passengers in vehicles and the parent or employer wishes to allow them to text or to access the Internet.

Voice Control

Another innovative feature is PhoneGuard Voice, a cloud-based application that permits a user to listen to incoming texts while driving.

The Bieber Agreement

While we actually entered into agreements with Justin Bieber Brands, LLC and two associates (collectively, the “Bieber Group”), the agreements are identical except with regard to the number of warrants and sales royalties. Each agreement revolves around Justin Bieber’s endorsement of DriveSafe. The key terms are:

●	Three year terms with Justin Bieber having the right to terminate after one year in which case the other two agreements terminate;
●	Covers North America, Central America and South America;
●
Warrants to purchase 121,160,749 shares of common stock at $0.01 per share or a total of 16.4% of the Company on a fully diluted basis, exercisable over three years with full anti-dilution protection for sales below the exercise price;

●	Pre-emptive rights for sales of equity and common stock equivalents above $0.01 per share so the Bieber Group may maintain their 16.4% ownership right; and
●	Sales royalties based on all sales of DriveSafe during the term.

Our new Board Chairman, Mr. Keith St. Clair played a key role in negotiating the Bieber Agreement. As a result, effective on May 10, 2011, we also entered into an agreement with The Big Company, LLC, a company which Mr. St. Clair is a manager. The key terms of the Big Company agreement are:

●	Term of one year to be extended as long as the Bieber Group agreements remain in effect;
●	Covers North America, Central America and South America;
●	Issued 18,000,000 shares of common stock, 37,000,000 one-year warrants exercisable at $0.01 per share and 25,000,000 one-year warrants exercisable at $0.02 per share;
●	Similar pre-emptive rights as the Bieber Group although not keyed to a percentage and the same anti-dilution protection;
●
A consulting fee of $20,000 per month which accrues until we raise $500,000 or enter into a factoring agreement in which case we pay $10,000 per month with the balance accruing until we raise $5,000,000. The consulting fees will be deducted from the royalties due described below;

●	Sales royalties based upon a percent of adjusted gross profit after deducting activation and software coasts and royalties payable to the Bieber Group; and
●	An option to take up to 50% of sales royalties due and receive shares of common stock at $0.01 per share, with a maximum of 25,000,000 shares issuable.

Corporate Fleet Market

Even though most companies and fleets have a policy in place prohibiting employees from texting while driving, there have been a number of lawsuits against corporations who are allegedly negligent for their employees texting while driving accidents. Corporations and fleet managers are scrambling to combat this increase in liability. PhoneGuard’s software and services modify employee driving behavior, reduce crashes, and minimize corporate risk and liability.

Employers can also use DriveSafe software to control texting by drivers who operate commercial vehicles including trucks, taxis and school buses. Case studies show that no matter how good a driver may be, texting is a distraction that could likely cause an accident. The results can range from having a commercial driver's license revoked to costing a driver or innocent bystanders their lives.

Laws have passed that prohibit interstate commercial truck drivers and commercial bus and van drivers carrying more than eight passengers from texting while driving. Government workers are also prohibited from texting while driving government-owned vehicles. Thirty states and the District of Columbia have banned text messaging for all drivers.

In the more than 30 states that have laws restricting texting and emailing while driving, companies and public sector agencies, particularly those whose employees are required to drive as part of their job descriptions, are consequently facing the risk of higher liability for accidents caused by the improper use of mobile devices while driving. DriveSafe effectively enforces texting-while-driving bans and can decrease an employer’s risk of being held vicariously responsible in civil court cases.

DriveSafe is also effective in reducing corporate liability for vehicular accidents caused by an employee’s improper use of a company-issued mobile phone while driving.

Our corporate software provides the ability to track the position of a phone in real time and by location.

Drive Safe Software is available -- in English, Spanish and Portuguese – with support for more languages coming soon. For more information on our products please visit www.phoneguard.com.

Industry Information

According to CTIA – The Wireless Association, text messaging has experienced a tenfold increase in the past three years. In fact, in 2009, 457 billion text messages crossed the AT&T network alone, compared to approximately 243 billion in 2008 and 88 billion in 2007. It is becoming the way many people communicate today, but while this popular means of communication might be simple, reading or responding to text messages while driving can have serious consequences.

“Texting has increasingly become the way to communicate for many people, and the urge to quickly read and respond — even while driving — can be tempting,” said AT&T Chairman and CEO Randall Stephenson. Option Media’s DriveSafe protects drivers from the dangerous temptation to use their phone while driving. Those who text while driving are 23 times more likely to be involved in some type of safety critical event (six times greater than driving while intoxicated) as compared to those drivers who don’t text while driving, according to a study by Virginia Tech Transportation Institute.

“Distracted driving is an epidemic, particularly among teens who are confident in their ability to text while driving,” said U.S. Transportation Secretary Ray LaHood. “Of the 5,500 people killed last year due to distracted driving, the largest proportion of fatalities occurred among young people under the age of 20.”

A recent survey of mobile phone owners showed that mobile phone use and text messaging is highest among those 18-29, and text messaging is the No. 1 mobile phone use by this group. The study did not examine habits of those younger than 18, but it follows that usage for this group is also high. In the “parental” age range of 30-49, text messaging drops by more than half, and even more in the next age category.

A January 2010 Nielsen study of the phone bills of 40,000 US teenagers found that teenagers send text messages an average of 10 times per hour while they are awake -- exceeding 3,100 text message per month. Many teenagers text and drive, which has been proven to be a deadly combination. Even though the American Automobile Association is having success in passing anti-texting while driving laws across the United States, teenagers are still sending texts from behind the wheel of moving cars.

This explosion in text messaging has seen the following:

●	The National Safety Council estimates that 1.6 million crashes annually involve cell phone use with 200,000 due to text messaging.

●	A national insurance study estimates 20% of drivers text; in the 18-24 year old age group, the number is 66%.

●	At least 30 states have banned texting while driving.

●	In October 2009, President Obama issued an executive order banning texting while driving for federal employees.

●	During the 2010 NCAA Men’s College Basketball tournament, AT&T wireless acted as the official wireless carrier. It broadcast public service commercials against texting and driving.

Marketing of DriveSafe

During 2010 and the first quarter of 2011, our senior management team focused on initiating marketing of DriveSafe.  Although the approach is varied, time was spent seeking to penetrate three key markets – retail stores, wireless phone carriers, and insurance companies.  In addition, we initiated an online approach where consumers can download DriveSafe and activate it directly from us.  During the first quarter of 2011, we began negotiating with Justin Bieber's associates who are focused on combating texting while driving and saving lives.

These efforts culminated in late March 2011 when we entered into an agreement with Quality One Wireless, LLC (“Quality One”), which markets its services as a leading global distributor of wireless phone products. Under the terms of an Exclusive Distributorship Agreement, Quality One is acting as an exclusive distributor of DriveSafe to retail outlets located in North America and Latin America. Immediately following entry into the Exclusive Distributorship Agreement, Quality One placed its initial order and we delivered our software.  The order was for $300,000 however this amount is not recognized as revenue until resold by Quality One under the consignment arrangement discussed below.  Under the Exclusive Distribution Agreement, beginning in October 2011, the Company is required to repurchase all products not sold within 90 days of delivery and all unsold products on the date of the termination of the Exclusive Distribution Agreement.  During the first quarter of 2011, we delivered approximately $50,000 of DriveSafe software to Ralphs Grocery Company, a subsidiary of Kroger Co.

The Company also believes that an important force in fighting texting while driving consists of insurance companies who end up paying the cost of the resulting accidents.  We have been engaged in discussions with a major casualty insurance company.  We are seeking to obtain its endorsement for it to require its policyholders to receive a discount if all drivers have downloaded DriveSafe.

PhoneGuard Anti-Texting Software

PhoneGuard is a new software suite specifically designed to safeguard cellular phones/PDAs or smart phones from the ever increasing risk of data theft by hackers and cyber criminals. In conjunction with Phone Guard Inc., and powered by NetQin, PhoneGuard is the new wave of protection technology in North America designed to guard users' personal information. Protection of the valuable data stored in our cell and smart phones is becoming increasingly important, and we believe use of the PhoneGuard product, provided by NetQin, is the best way to protect this important asset. While North American mobile phone users are just now beginning to realize these risks, users in Asia and Europe have already installed millions of copies of this anti-virus software. The North American market is expected by most industry watchers to soon experience market growth.

As we increase the recognition of our brand name through our sales of our anti-texting software, we plan to cross sell the anti-virus software to anti-texting customers as well as attract new customer for the anti-virus software.

Another important marketing source for all our mobile software applications consists of the various wireless phone companies.  We have had preliminary discussions with representatives of the leading wireless phone companies, and these discussions continue from time-to-time.  It is very difficult to sell directly to a major wireless phone company, and we cannot assure that we will be successful.

Lead Generation

The Company’s remaining business from its original business model is its lead generation business.  This business operates in a very simple manner.  We acquire online leads from an unaffiliated third party which is a supplier of leads relating to educational matters.  We employ two people who utilize these leads and supply them to an additional third party that in turn interfaces with colleges and universities.  These two employees are also responsible for soliciting new business.  As of the date of this Report, the lead generation business sales are down compared to last year and revenues are continuing to decrease.  This is in part because we ceased dealing with certain clients where the margins were not sustainable and in part because we could not pay other suppliers of leads.

Corporate History

The Company was incorporated into the State of Nevada in June 2007.  It was inactive until late June 2008 when the Company completed a merger with Options Acquisitions Sub, Inc., a Delaware corporation (“Options”).  Options had originally been incorporated in Florida in 2000 and initially was in the business of selling advertising page within whose letters it published and e-mailed the subscribers.  It also generated leads and grew into an e-mail service provider.  In September 2008, the Company acquired 1 Touch Marketing, LLC (“1 Touch”), an online direct marketing and text messaging company.

Although our revenue grew, our losses continued to grow as well.  Ultimately, we saw the change occurring with text messaging and mobile communications growing rapidly.  As a result, we began to focus on opportunities in mobile communications.  This led to our acquisition described in the next paragraph which ultimately resulted in our acquiring and developing the DriveSafe software.

In April 2010, PG Acquisition Corp, Inc. (“PG”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement and Sublicense Agreement with Cellular Spyware Inc. (“Cellular”), and its majority shareholder.  We also closed the acquisition in April 2010.  Cellular was a licensee of certain anti-virus software (the “Software”) and had the right to sublicense the Software under an agreement with NetQin Mobile Inc., a large Chinese company.

Under the Agreement, the Company acquired an exclusive sublicense to distribute, sell and sublicense the Software in the United States and Canada and a non-exclusive license to distribute, sell and sublicense the Software over the Internet.  During the term of the Agreement, PG agreed to pay Cellular a royalty on the renewals of the Software equal to 20% of the net profit for each renewal.  Due to the Company’s failure to meet certain milestones involving the sale of Software licenses, the Agreement may be terminated by Cellular at any time.  Although the sale of anti-virus software are significant in Europe and Asia, it is not material in North America.  In acquiring the Software, the Company issued 2,850,000 shares of Series D Preferred Stock (the “Series D”) to the shareholders of Cellular.

The principal shareholder of Cellular, Mr. Anthony Sasso entered into a two-year employment agreement with PG. The employment agreement was amended in August 2010.  Mr. Sasso receives a base salary of $240,000 per year and the Company issued him 675 shares of Series C Preferred Stock (the “Series C”).

Following PG’s acquisition of the Software, we began to focus on better serving the mobile communications market.  Our senior management realized that texting while driving was a serious national problem.  At the time, NetQin was unwilling to commit resources to enhancing its anti-texting software.  The principal shareholder of Cellular found an anti-texting product that had been partially developed.  Because the Company did not have the financial resources to acquire this other anti-texting product, it permitted the principal shareholder of Cellular to use Cellular’s existing cash balances and personal funds lent to Cellular to acquire and enhance the product.  We agreed to provide the remaining capital to complete the development of DriveSafe and in furtherance of that agreement, we paid cellular $110,000 to complete its development.  In exchange, we entered into an agreement with Cellular in August 2010 giving us an exclusive license for North America, Central America and South America.

In February 2011, we sold the database assets of our e-mail business for $175,000 in cash and a percentage of all revenue generated over a 24 month period from our sales force, most of who were hired by the buyer and from customers on a customer list.  The maximum additional payment of sales royalties is capped at $1.5 million in the first year and $1.5 million in the second year.

On February 22, 2011, the Company borrowed $150,000 from a third party and issued it a 12% six-month note secured by all of the Company’s assets.  The Company also paid the lender $4,500 as a loan fee in connection with the loan.  Concurrently, the Company issued four million shares of common stock to the president of the lender for services rendered and further issued six million 30-month warrants exercisable at $.01 per share.  Additionally, the Company reimbursed the lender for $10,000 in fees.  An affiliate of, the lender was given the right to purchase the lead generation business subject to the Company obtaining shareholder approval.  It did not do so the right expired.

Capital Structure

In order to finance our business and to close the PG- Cellular acquisition, we have issued various series of convertible preferred stock. The following are summaries of pertinent provisions:

Series C Preferred Stock

In April 2010, the Company entered into an employment agreement with Mr. Anthony Sasso, which was amended in August 2010. Pursuant to Mr. Sasso’s employment agreement, as amended, the Company issued Mr. Sasso 675 shares of Series C Preferred Stock (the “Series C”). In May 2011, the Series C was amended to provide that one-half vested upon entering into the Bieber Agreement and the remaining vesting in equal quarterly increments over a two-year period. The Series C shares vote on an as-converted basis with the shares of common stock. The Series C is convertible into the Company’s common stock at the election of Mr.Sasso. The conversion formula to common stock is as follows: every one share of Series C is convertible into 129,629 shares of common stock. Thus, the 675 shares of Series C are convertible into 87,499,575 shares of common stock. The Series C preferred stock has the same liquidation rights as the common stock. The Series C stock was is subject to conversion and voting limitations ranging from 4.9% to 9.9%. In April 2011, these limitations were eliminated.

Series D Preferred Stock

In April 2010, the Company issued 2,850,000 shares of Series D Preferred Stock (the “Series D”) to the shareholders of Cellular as consideration for the acquisition of the Software. As of May 16, 2011, a total of 1,667,898 shares of Series D have been converted. The Series D shares vote on an as-converted basis with the shares of common stock. The Series D is convertible into the Company’s common stock at the election of the holders of the Series D. The conversion formula to common stock is as follows: every one share of Series D is convertible into 23.529411 shares of common stock. Thus, the 2,850,000 shares of Series D are convertible into 67,058,821 shares of common stock. The Series D stock has a liquidation preference equal to $1.00 per share (for a total of $2,850,000).

Series E Preferred Stock

In August 2010, the Company entered into a letter agreement with Mr. Scott Frohman, its Chief Executive Officer. Pursuant to the letter agreement, the Company issued Mr. Frohman 675 shares of Series E Preferred Stock (the “Series E”). In May 2011, the Series E was amended to provide that one-half vested upon entering into the Bieber Agreement and the remaining vesting in equal quarterly increments over a two-year period. The Series E shares vote on an as-converted basis with the shares of common stock. The Series E is convertible into the company’s common stock at the election of Mr. Frohman. The conversion formula to common stock is as follows: every one share of Series E stock is convertible into 129,629 shares of common stock. Thus, the 675 shares of Series E stock are convertible into 87,499,575 shares of common stock. The Series E has the same liquidation rights as the common stock.

Series F Preferred Stock

In May 2011, the Board designated 68,035.936 shares of Series F Preferred Stock, par value $0.001 per share (“Series F”). Each share of Series F is convertible into 1,000 shares of common stock when the Company receives shareholder approval to increase its authorized capital to enable the Series F shareholders to convert. The Series F holders may vote on an as-converted basis. The Series F stock has a liquidation preference equal to par value.

Series G Preferred Stock

In May 2011, the Company authorized the issuance of 21,000 shares of Series G Preferred Stock (“Series G”). Each share of Series G is automatically convertible into common stock at 10,000 shares of common stock when the Company receives shareholder approval to increase its authorized capital to enable the Series G shareholders to convert. The Series G has a liquidation preference equal to the amount paid by the shareholder for the Series G. As of the date of this report, 1,000 shares of Series G have been sold.

Competition

While there are several other products on the market today that prevent texting while driving using a similar approach, DriveSafe Software significantly leapfrogs these products through an additional advanced set of features. We expect that this competition will continue to intensify in the future as a result of industry consolidation, the maturation of the industry and low barriers to entry.  We compete with a diverse and large pool of companies.

Our ability to compete depends upon several factors, including the following:

•	The timing and market acceptance of our new solutions and enhancements to existing solutions
•	Our customer service and support efforts;
•	Our sales and marketing efforts;
•	The ease of us, performance, price and reliability of solutions provided by us; and
•	Our ability to remain price competitive.

Also, our lead business faces intense competition in the Internet advertising market from other online advertising and direct marketing networks in competing for client advertising budgets.  It also competes with a company owned by Mr. Hakan Koyuncu, a non-employee director.

Employees

As of May 12, 2011, we had 10 full time employees. None of our employees are represented by a labor union and we believe that our relations with our employees are good.

Research and Development

We have had no material research and development expenses.

Government Regulation

With the sale of our e-mail and list management businesses, we face fewer regulations than we previously did.  Nonetheless, to the extent that we promote our DriveSafe software through any kind of e-mail campaign we will be subject to certain federal regulations.  In addition, our lead generation business operates online and is subject to regulations.

CAN-SPAM Act

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements for commercial email and specifies penalties for commercial email that violates the Act.  In addition, the CAN-SPAM Act gives consumers the right to require e-mailers to stop sending them commercial email.

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

Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of emails sent, with enhanced penalties for commercial e-mailers who harvest email addresses, use dictionary attack patterns to generate email addresses, and/or relay emails through a network without permission.

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

 Intellectual Property

The Company has an exclusive license for its anti-texting software in North America, Central America, and South America. The Company has an exclusive license for anti-virus software in the United States and Canada.

ITEM 1A.  RISK FACTORS.

Not applicable for smaller reporting companies. However, our principal risk factors are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development departments, are presently located in Boca Raton, Florida in a leased office building of approximately 10,400 square feet.  The monthly cost of the lease is approximately $15,500 and expires December 31, 2015. We are only using part of the office space. A company controlled by our Chief Executive Officer is using some of the office space for $3,000 per month. In addition, a third party is paying $3,000 per month for use of a part of the office space.

ITEM 3.  LEGAL PROCEEDINGS.

We previously disclosed a breach of contract suit against us pending in Los Angeles, California. That case is set for trial on June 27, 2011. Excpet for the case referred to in the previous sentence, we are not currently subject to any legal proceedings.  From time to time, we have been party to litigation matters arising in connection with the normal course of our business, none of which has or is expected to have a material adverse effect on us.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  STOCKHOLDER MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Markets, under the symbol “OPMG”.  The last reported sale price of our common stock as reported by the OTC Markets on May 12, 2011 was $0.098 per share.  As of that date, there were 123 holders of record.  The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		Bid Prices
		High	Low
Year	Quarter Ended	($)	($)
2011	March 31	0.015	0.0054
2010	December 31	0.02	0.01
	September 30	0.02	0.01
	June 30	0.06	0.02
	March 31	0.07	0.03
2009	December 31	0.21	0.05
	September 30	0.34	0.09
	June 30	0.76	0.24
	March 31	0.90	0.36

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business.  We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933, as described below.

Name of Class	Date of Sale	No. of Securities	Reason for Issuance
Investors (1)	October 5, 2010 October 8, 2010 November 29, 2010 December 29, 2010	20,806,843 shares of common stock	Anti-dilution Shares
Investors (1)	October 5, 2010 October 8, 2010 October 28, 2010 November 3, 2010 November 29, 2010	35,509,524 shares of common stock	Investment
Chief Executive Officer of the Company(1)	September 30, 2010	675 shares of Series E Preferred Stock	Employment Agreement
Series D Holders (2)	November 12, 2010 December 1, 2010 December 3, 2010 December 6, 2010 December 9, 2010 December 14, 2010 December 21, 2010 December 22, 2010	25,008,326 shares of common stock	Conversion of Series D Preferred Stock

(1)	The securities were issued in reliance upon the exemption provided by Section 4(2) and Rule 506 under the Securities Act.
(2)	The securities were issued to the Series D Holder in reliance upon the exemption provided by Section 3(a)(9) under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During 2010, the Company’s business transformed from an e-mail-focused business to a mobile communications business.  Although we did not sell our email business and the related business of 1 Touch until February 2011, our consolidated financial statements for the year ended December 31, 2010 treat the assets disposed of as a discontinued operations.  This had a substantial effect on our revenues since our revenues reported include only our continuing business.  Our revenues for the year ended December 31, 2009 have been reclassified by excluding all revenues from the business sold (discontinued operations).  Although we reported $7,430,760 of net revenues for 2009, the reclassification resulted in net revenues for 2009 being reported as $1,611,522.

In April 2010, we acquired the anti-virus license from Cellular.  Shortly after, we began to focus on acquiring and developing a robust anti-texting product.  In August 2010, we acquired the initial license for DriveSafe from Cellular.  Our efforts for the balance of 2010 were focused on initiating the market for DriveSafe and completing its development.

Critical Accounting Estimates

This discussion and analysis of our consolidated financial condition presented in this section is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures.  We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowance for accounts receivable, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation of property and equipment, valuations of discounts on debt,  valuation of beneficial conversion features in convertible debt, valuation and amortization periods of intangible assets, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance.  We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation

We adopted ASC 718-20-10, Share Based Payment establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements.  Stock based compensation is measured at fair value at the time of the grant.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to the ASC 350-10-05 Goodwill and Other Intangible Assets and the Impairment or Disposal of Long-lived Assets, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

●	Significant changes in performance relative to expected operating results
●	Significant changes in the use of the assets or the strategy of our overall business
●	Significant industry or economic trends

As determined in accordance with the ASC, if the carrying amount of an intangible asset exceeds its estimated undiscounted future cash flows, the impairment loss is measured as the amount by which the carrying amount exceeds the fair market value of the assets.

Revenue Recognition

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant company obligations remain, and collection of the related receivable is reasonably assured.

 We, in accordance with ASC 605-45-05, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” report revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent on and earn a fixed percentage of the sale on a net basis, net of related costs.  Credits or refunds are recognized when they are determinable and estimable.

The following policies reflect specific criteria for our various revenue streams:

The Company offers lead generation programs to assist a variety of businesses with customer acquisition for the products and services they are selling.  The Company pre-screens the leads through its online surveys to meet its clients' exact criteria.  Revenue from generating and selling leads to customers is recognized at the time of delivery and acceptance by the customer.

PhoneGuard currently markets anti-texting cellular software. Sales to distributors and retailers are recognized at the time of shipment as the software licenses has an indefinite term except if the sale is under a consignment arrangement in which case we recognize the sale only upon the distributor reselling the software. Sales to consumers over the Internet are recognized on a pro rata basis over the term of the subscription period.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Revenues:

The following revenues almost entirely came from our lead generation business since PhoneGuard revenues were nominal.

Our revenues for continuing operations for the year ended December 31, 2010 decreased to $835,246 from $1,611,522 for the year ended December 31, 2009, a decrease of 48%.  The decrease is primarily attributable to our focus on PhoneGuard, our lack of working capital and our ceasing to engage in transactions with unacceptable gross margins.

Lead Revenue

In 2011, we exited all previous product lines other than the lead generation and mobile software applications. Our lead revenues for the year ended December 31, 2010 decreased to $832,429 from $1,611,522 for the year ended December 31, 2009, a decrease of 48%.

Cost of Revenues

The cost of revenues from continuing operations for the year ended December 31, 2010 decreased to $434,274 from $1,121,213 for the period December 31, 2009, a decrease of approximately 61%.  The cost of revenues for the year ended December 31, 2010 represents 52% of the revenues compared to 69% of revenues for the year ended December 31, 2009.   The gross profit decreased 18% to $400,972 for the year ended December 31, 2010 from $490,309 for the year ended December 31, 2009.  The cost of revenues includes fees due to outsourced data and data services.  The improvement in gross margin percentages is due to our turning away lead generation with unacceptable margins.

Operating Expenses:

Our general and administrative expenses decreased by $478,367 or 11% principally because compensation costs decreased and other expenses decreased as explained below.

Compensation and related costs include salaries and payroll taxes. In addition, this expense includes non-cash stock based compensation for director fees, expenses for non-employee services employee restricted stock grants for services and the fair value of options grants for employee services.  This non-cash compensation expense for the year ended December 31, 2010 decreased to $486,166 from $1,199,389 for the year ended December 31, 2009, a decrease of 59%.

Rent expense for the year ended December 31, 2010 increased to $241,668 from $209,940 for the year ended December 31, 2009 an increase of 15%.

Other general and administrative expenses consist primarily of consulting, investor relations and professional services as well as insurance and the non-cash depreciation and amortization of intangible assets.  Other general and administrative expenses for the year ended December 31, 2010 decreased to $1,837,344 from $2,126,144 for the year ended December 31, 2009 a 13% decrease.  The other general and administrative expenses included consulting, investor relations and professional services which increased to approximately $992,304 for the year ended December 31, 2010.

Other income (expense) for the year ended December 31, 2010 was $102,332 which mainly includes settlement income of $103,582 for settlements of past due liabilities.  For the year ended December 31, 2009 other income (expense) was $425,048 which is primarily interest expense including debt discount amortization of $352,455 on notes and capital leases.

No tax benefit or expense was recorded for the year ended December 31, 2010 and 2009.

The net loss for the year ended December 31, 2010, was $9,860,169, and the net loss per share basic and diluted was $0.04.  The net loss for the year ended December 31, 2009, was $9,378,732, and the net loss per share basic and diluted was $0.15.  The net loss includes a loss from discontinued operations of $6,428,087 for the year ended December 31, 2010, and a loss from discontinued operations of $5,030,240 for the year ended December 31, 2009. Major non-cash expenses for the year ended December 31, 2010, were approximately $490,000 for stock compensation, approximately $662,000 for depreciation and amortization and approximately $6,370,000 for goodwill impairment, $242,000 of bad debt and $235,000 amortization of prepaids. Major non-cash expenses for the year ended December 31, 2009, were approximately $910,000 for stock compensation, approximately $485,000 for depreciation and amortization, approximately $436,000 for goodwill impairment and approximately $353,000 for amortization of debt discount.

Liquidity and Capital Resources

In 2010, we used $2,025,053 in cash for operations.  The cash used consisted of our net loss $9,860,169 offset by certain larger non-cash items including impairment of goodwill of $6,372,230 from the discontinued operations, stock options granted for services of $404,198, amortization of intangibles of $136,004, amortization of prepaids of $235,140, amortization of software of $397,772 and bad debt expense of $241,813.

In 2010, we used $188,425 in investing activities compared to $2,714 in 2009.  The principal changes were the acquisition of the DriveSafe software and licenses acquired from Cellular.

In 2010, we were provided $933,167 of cash from financing activities including $1,411,780 received from the sale of Series B, and $12,466 from the exercise of warrants offset by financing costs and $238,076 repayment of debt obligations.

As of December 31, 2010, we did not have any loans or notes payable.  As we developed our DriveSafe software and focused our attention on implementing a marketing plan, we recognized that our PhoneGuard business would not provide instant results.  Accordingly, we embarked upon a plan to provide some interim liquidity.  This resulted in our receiving $175,000 from the sale of our e-mail and other business in February 2011.  In addition, on February 25, 2011, we borrowed $150,000 under a promissory note, which is secured by all of the Company’ assets and is due August 22, 2011.

As of May 13, 2011, we had approximately $97,000 in available cash and $430,000 in accounts receivable. To remain operational through the next 12 months, we will need to improve our cash flows.  To accomplish this, our management has been focused generating sales from its mobile software products, and continuing to manage our expenses.  This additional financing may not be available on terms that are favorable to us, if at all.  Any equity financing may be very dilutive to our existing shareholders.  If we are unsuccessful in our attempts to increase cash flows to cover our expenditures or raise additional funds in a financing, we may not be able to remain operational over the next 12 months.

We delivered approximately $350,000 of DriveSafe on March 31, 2011.  We expect to receive the remaining balance due of $160,000 on or before June 15, 2011.  To support the growth of our DriveSafe business, we are currently seeking to borrow $5,000,000 and have been engaged in discussions with a broker-dealer.  As of the date of this report, we have not received a formal Term Sheet but expect one in the near future.

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion.  We expect to spend $500,000 on capital expenditures in 2011for the development of our software to be compatible with the iPhone as well.  Also, the development of a web portal which will allow for a locator function, a lost or stolen function, and as well a several additional functions.

Related Party Transactions

Our results of operations and our liquidity have been affected in part by related party transactions.  During the year ended December 31, 2010, we incurred a non-cash loss related to stock options issued to our executive officers and directors and the issuance of preferred stock to our Chief Executive Officer amounting to $240,980.  We paid $110,000 to Cellular to reimburse it for the development of DriveSafe and acquire a license in August 2010. The president of PG, Mr. Anthony Sasso, is president of Cellular.  In addition, we owe our Chief Executive Officer $300,000 in past due salary and unpaid expense reimbursements.  See “Item 13 – Certain Relationships and Related Transactions, and Director Independence of this Report.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements regarding our liquidity, our ability to complete a financing, capital expenditures, expected proceeds from the sale of DriveSafe, growth of our PhoneGuard business including entering into future agreements with insurance companies, and plans to develop DriveSafe for iPhones.

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the risk factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the risk factors which follow.

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

We incurred net losses of approximately $9.9 million and used cash in operating activities of appoximately $2 million in 2010.  We anticipate these losses and cash deficits will continue for the foreseeable future.  We have not reached a profitable level of operations and have negative working capital, all of which raise substantial doubt about our ability to continue as a growing concern.  Our continued existence is dependent upon generating working capital.  Because of our continuing losses, we have working capital to permit us to remain in business only through June 30, 2011, without improvements in our cash flow from operations or new financing.  Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

Because we may need to raise additional capital, if we fail to do we may not be able to remain operational.

We do not have enough working capital to remain operational over the next 12 months.  If we do not begin to quickly ramp up our revenues, we will need to complete a debt or equity financing and are seeking to raise up to $5,000,000 in convertible debt through a broker-dealer.  Because we do not have a Term Sheet with a broker-dealer, we cannot assure you that we will raise any or all of this capital.  Any equity equivalent financing will be very dilutive to our existing shareholders.  Because of the decline in the economy in the United States and overseas, the substantial reduction in available credit for small businesses and the severe decline in our stock price, we have been hampered in our ability to raise the necessary working capital.  If we do not raise the necessary working capital, we may not be able to remain operational.

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

If we are unsuccessful in marketing our DriveSafe software it is likely that we will cease operations and our common stock will be effectively worthless.

Our lead generation business is declining and its gross margins cannot support our corporate overhead.  Our Board of Directors and management team have decided that our future will rise or fall based upon our success of our DriveSafe software.  In our efforts to commercialize our DriveSafe software, we are subject to a number of significant risks including:

●
We are relying upon Quality One as our exclusive distributor for our boxed DriveSafe software to be able to distribute the software to retail outlets; the future sales of DriveSafe will be dependent in part upon our ability to effectively market the software and convince consumers to purchase it and use it;

●	We are relying upon the Bieber Agreement to generate sales however the Company can give no assurances that Justin Bieber’s endorsement will result in significant sales of DriveSafe;

●
Because big box stores play a very important role in the United States in marketing consumer products, we will be harmed if we are unable to convince big box stores to order DriveSafe and provide shelf space for it;

●	We may have difficulties convincing insurance companies and wireless phone carriers to enter into agreements with us and sell DriveSafe;
●	We face competition from other anti-texting products which may superior to DriveSafe or may be marketed by companies with substantially greater financial and marketing resources; and

●
Because the president of PhoneGuard is the principal shareholder of Cellular, that has the exclusive rights for DriveSafe outside of North America, Central America and South America, his conflicts of interests may cause him to favorite Cellular over the interest of the Company.

Because of our lack of business capital, we may not be able to effectively market DriveSafe in which case it may not be successful.

In order to effectively market PhoneGuard and gain meaningful market share, we need to raise substantial working capital.  If we are able to raise these funds, we will be able to promote PhoneGuard through a combination of television, Internet and other media.  To reach these markets, we expect that we will need to raise approximately $3,000,000 in additional financing.  If we are unable to raise the working capital, it is not likely that we will be able to effectively market DriveSafe.

Because we are relying heavily on third parties to provide specialized services, including activation of our Drive Safe software and sales and marketing of DriveSafe to retail outlets, the failure by such parties to provide the agreed services at an acceptable level could limit our ability to provide services and/or cause customer dissatisfaction, either of which could adversely affect our business.

Although we hope to be able to obtain sufficient financing to be able to purchase servers and technology for us to activate consumers who purchase DriveSafe, presently we are relying on a third party to do so. Additionally, we are relying on Quality One to sell and market Drive Safe to retail outlets. Quality One sells a diversified group of products and may not, for internal or other reasons, devote enough time to selling DriveSafe. If these key third parties fail to comply with their contracts or in Quality One’s case fail to devote sufficient resources to marketing and selling it, our business could be severely disrupted and our future revenues are likely to be substantially impaired.

Our networks and IT systems may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations and result in the theft of our proprietary information.

As we sell DriveSafe, we or our contractor will be building a database of personal information concerning the purchasers. If a party is able to breach the security measures on a network, he could misappropriate either our proprietary information or the personal information of our customers. Also a hacker could cause interruptions or malfunctions in our operations. We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

Because the future direction of our PhoneGuard business is uncertain, our lack of diversification may cause us to not be successful.

Because of our reliance on the PhoneGuard business, if we are unsuccessful our only remaining business line is our lead generation business. That business generates limited revenues, which have been declining recently. In any event, the gross profit margin is not sufficient to sustain our corporate overhead. The failure to diversify our business could result in our failure in which event investors will lose all or substantially all of their investment.

If there is new tax treatment of companies engaged in Internet commerce, this may adversely affect the commercial use of our marketing services and our financial results.

One of our marketing channels for the sale of DriveSafe is the Internet.  Due to the global nature of the Internet, it is possible that, governments of states or foreign countries might attempt to tax our activities.  As the recession placed budgetary pressures on governments, it is possible that they may seek to tax Internet activities.  New or revised tax regulations may subject us to additional sales, income and other taxes.  We cannot predict the effect of current attempts to impose taxes on commerce over the Internet.  New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online, reduce Internet sales and decrease the attractiveness of advertising over the Internet.  Any of these events could have an adverse effect on our business and results of operations.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel.  Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace.  In particular, Scott Frohman, Chief Executive Officer, Russell Strunk, President, Anthony Sasso, President of PG and Steve Stowell, Chief Financial Officer, are critical to the management of our business and operations and the development of our strategic direction.  The loss of the services of Messrs. Frohman, Strunk, Sasso or Stowell and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Because the CAN-SPAM Act imposes certain obligations on the senders of commercial emails, it could adversely impact any Internet marketing of our DriveSafe product, and otherwise increase the costs of our business.

We plan to market DriveSafe on the Internet and possibly by sending e-mails from third parties. The CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content.  In addition, some states have passed laws regulating commercial email and text messaging practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries and text messaging listing minors who do not wish to receive unsolicited commercial email and texts that markets certain covered content, such as tobacco, alcohol and adult or other harmful products.  However, the CAN-SPAM Act is intended to preempt state anti-spam laws unless such laws enforce parts of the CAN-SPAM Act restricting non-wireless SPAM or unless the state laws prohibit fraudulent or deceptive acts and computer crimes.  The ability of our customers’ constituents to opt out of receiving commercial emails and texts may minimize the effectiveness of our email and text messaging marketing products.  Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties.  If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business.  We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to market DriveSafe or increase our operating costs.

Evolving regulations concerning data privacy may restrict our  ability to solicit, collect, process and use data necessary to conduct email marketing campaigns for DriveSafe or to send surveys and analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing or use of consumers’ personal information.  Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.  Other proposed legislation and regulations could, if enacted, prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an Internet address contained in an email message.  Such laws and regulations could restrict our ability to collect and use email addresses, page viewing data, and personal information, which may adversely affect our ability to market DriveSafe through e-mail campaigns.

As Internet commerce develops, federal, state and foreign governments may draft and propose new laws to regulate Internet commerce, which may negatively affect our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely.  Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to email marketing.  The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees for DriveSafe.

If the security of our customers’ confidential information is breached or otherwise subjected to unauthorized access, our reputation may be harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

We have an agreement with a third-party to activate our DriveSafe software and handle billing of customers.  This third-party must protect our customers’ confidential information including credit card information where applicable.  Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity.  If security measures are breached because of third-party employee error or malfeasance, or if design flaws in its software are exposed and exploited, and, as a result, a hacker obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, our third-party support company may be unable to anticipate these techniques or to implement adequate preventative measures.  In addition, nearly every state has enacted laws requiring companies to notify individuals of data security breaches involving their personal data.  These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures.   Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers.

If our support company fails to maintain compliance with the data protection policy documentation standards adopted by the major credit card issuers, it is possible that we could lose our ability to offer our customers a credit card payment option.  Any loss of our ability to offer our customers a credit card payment option would in effect prevent us from marketing DriveSafe online.

If we are unable to protect the confidentiality of our unpatented proprietary information, processes and know-how and our trade secrets, the value of our technology and services could be adversely affected.

Although DriveSafe is not patented, we rely upon unpatented proprietary technology, processes and know-how and trade secrets.  Although we try to protect this information in part by executing confidentiality agreements with our employees, consultants and third parties, such agreements may offer only limited protection and may be breached.  Any unauthorized disclosure or dissemination of our proprietary technology, processes and know-how or our trade secrets, whether by breach of a confidentiality agreement or otherwise, may cause irreparable harm to our business, and we may not have adequate remedies for any such breach.  In addition, our trade secrets may otherwise be independently developed by our competitors or other third parties.  If we are unable to protect the confidentiality of our proprietary information, processes and know-how or our trade secrets are disclosed, the value of our technology and services could be adversely affected, which could negatively impact our business, financial condition and results of operations.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights.  A party may assert patent and other intellectual property infringement litigation against us claiming DriveSafe infringes on its patents or otherwise violates its intellectual property rights.  Any lawsuit, whether or not successful, could:

●	Divert management’s attention;
●	Result in prohibitive costs;
●	Require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or
●	Require us to redesign our PhoneGuard software to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business.  In addition, agreements with third parties require us to indemnify them for intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim.  Even if we have not infringed any intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time.  Finally, if a claimant successfully asserts a claim that our services infringe their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable, or at all.

Because we have a license to market DriveSafe outside of the United States, we will be exposed to foreign currency risks.

Although our initial sales of DriveSafe have been in the United States, our license extends beyond the U.S. borders. If we begin to generate material revenues outside of the U.S., we will be exposed to fluctuations in foreign currency exchange rates. We may enter into short-term forward exchange or option contracts to hedge this risk; nevertheless, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currencies in which our revenue is generated.  The realization of this risk could have a significant adverse effect on our financial results.  There can be no assurance that these and other factors will not have an adverse effect on our business.

Because we may pursue a strategy of seeking to commercialize our services internationally, we may be subject to risks frequently associated with international operations, and we may sustain large losses if we cannot deal with these risks.

Although we have yet to generate revenues outside of the U.S., if we do in the future we will be subject to a number of risks besides currency fluctuations, including:

●	Changes in laws or regulations resulting in more burdensome governmental controls, regulation of the Internet, privacy protection, or restrictions;
●	The willingness of consumers from countries with different local cultures to acquire DriveSafe;
●	Economic conditions which reduce the number of drivers including youth available to buy DriveSafe;
●	The lack of disposable income for products like DriveSafe;
●	The unavailability of payment gateways like the major credit cards;
●	Political and economic instability;
●	Extended payment terms beyond those customarily offered in the United States;
●	Difficulties in managing sales representatives and employees outside the United States; and
●	Potentially adverse tax consequences.

If we cannot manage these risks, we may sustain large losses.

If we cannot manage our growth effectively and expand our technology, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If DriveSafe is successful, we may incur rapid and substantial growth. Because of this rapid growth, we will need to expand our technology, provide our own activation, add management by recruiting and employing experienced executives and key employees capable of providing the necessary support.  We cannot assure you that our management will be able to manage our growth effectively or successfully and expand our technology and capacity as needed. Our failure to meet these challenges could cause us to lose money and your investment could be lost.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Markets, which is not a liquid market.  There is currently only a limited public market for our common stock.  We cannot assure you that an active public market for our common stock will develop or be sustained in the future.  If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	Our failure to generate increasing material revenues from DriveSafe;
●	Our failure to become profitable;
●	Our failure to raise working capital;
●	Our public disclosure of the terms of any financing which we consummate in the future;
●	Actual or anticipated variations in our quarterly results of operations;
●	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
●	The loss of significant business relationships;
●	Our failure to meet financial analysts’ performance expectations;
●	Changes in earnings estimates and recommendations by financial analysts;
●	Short selling activities; or
●	Changes in market valuations of similar companies.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-30 which appear at the end of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective based on that criteria.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE.

The following is a list of our directors and executive officers.  All directors serve one-year terms or until each of their successors are duly qualified and elected.  The officers are elected by the Board.

Name	Age	Position(s)

Scott Frohman	43	Chief Executive Officer and Director
Russell Strunk	63	President and Director
Steve Stowell	60	Chief Financial Officer
Keith St. Clair	63	Chairman of the Board
Hakan Koyuncu	34	Director

Scott Frohman has served as our Chief Executive Officer and a director since June 23, 2008 and served as our President until the appointment of Daniel Lansman on September 19, 2008.  From June 23, 2008 through May 10, 2011, Mr. Frohman was our Chairman of the Board; he remains a director. Since July 2008, Mr. Frohman has served as the Chairman of the Board of Upstream Worldwide, Inc. (“Upstream”).  From February 2004 through December 2006, Mr. Frohman co-founded and served as the Chief Executive Officer and a director of Health Benefits Direct Corporation.  From May 2003 through October 2003, Mr. Frohman was a consultant for Verid Identification, where he supervised a web-based identity verification process and implemented sales force and marketing procedures.  Mr. Frohman was selected to our Board for his general business management with specific experience in marketing driven companies.  In addition, Mr. Frohman was selected for his proven track record of success and his extensive experience managing the growth of young companies.  Finally, he was selected because he is our Chief Executive Officer.

Russell Strunk has served as our President and as a director since January 4, 2011.  From 1990 until August 2010, Mr. Strunk served in many positions with TigerDirect including as Executive VP of Marketing.  Mr. Strunk was appointed to our Board because of his extensive marketing background.

Steve Stowell has served as our Chief Financial Officer since September 18, 2008. From 2005 until September 2008, Mr. Stowell served as the Chief Financial Officer for Come and Stay, Inc., an international direct marketing and data services business with operations in 13 countries.

Keith St. Clair has served as a director and Chairman of the Board since May 10, 2011.  Since February 2011, Mr. St. Clair has been the manager of The Big Company, LLC, which is single purpose entity formed and capitalized to negotiate, contract and deliver Justin Bieber’s group as shareholders in and Justin Bieber as the spokesman for the Company. From August 2009 until July 2010, Mr. St. Clair was the Managing Director of Assist-Card, a global traveler’s insurance company that offers extensive assistance for international travel. From September 2008 until August 2009, Mr. St. Clair was the President of Assist-Card. Since December 2003, Mr. St. Clair has served as the Managing Member of ATWH LLC, a holding company for Travel and Tourism investments. Since June 2010, Mr. St. Clair has served as the Chairman and an Advisory Board member of Forum Telecommunications, a company that is a global leader in international roaming services.

Hakan Koyuncu has served as our director since June 23, 2008. Mr. Koyuncu served as President of Upstream from May 7, 2009 to November 30, 2010 and previously served as its Chief Executive Officer from July 23, 2008.   He served as a director of Upstream from July 23, 2008 to November 30, 2010.  In 2004, Mr. Koyuncu co-founded Leadcreations, LLC and has been its Chief Executive Officer since 2003.  Leadcreations is an Internet marketing and online lead generation company which provides services to us.  In 2004, Mr. Koyuncu was selected as a director for his proven track record of success and his extensive experience managing the growth of young companies from start-up through to maturity.  In addition, Mr. Koyuncu has extensive knowledge of the Internet marketing industry.

There are no family relationships among any of our directors or executive officers.

Committees of the Board

There are currently no committees of the Board because there are only four board members.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officers and Chief Financial Officer.  Although not required, the Code of Ethics also applies to our Board.  The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  We will provide a copy of the Code of Ethics to any person without charge, upon request.  The request for a copy can be made in writing to Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Robin Roimi.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Robin Roimi or by facsimile (561) 892-2618.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Director Independence

Our Board has determined that Hakan Koyuncu is independent in accordance with the Nasdaq Stock Market rules. The Board determined that his ownership in a lead generation business does not affect his independence nor does this ownership preclude him from being independent under the Nasdaq Stock Market rules. Because our lead generation business in declining and cannot support our overhead, we are moving away from this business into the anti-texting and other mobile phone software business.

Board Structure

     We previously combined the Chief Executive Officer and Board Chairman positions.  In connection with the Bieber Agreement, Mr. St. Clair asked to be appointed Chairman and the Company accommodated this request.  This Board leadership structure is appropriate because it will help our Chief Executive Officer focus on our new mobile software business and obtaining financing both of which are challenges facing the Company.

Board Assessment of Risk

     Because two of four directors are executive officers, the Board is involved in the oversight of risks that could affect Options Media. The Board considers and reviews with our independent public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters directly to the outside director as appropriate.

Presently, the primary risks affecting Options Media are the lack of working capital and the inability to generate sufficient revenues so that we have positive cash flow from operations.

Board Diversity

We do not have a formal policy on diversity.  As a small company which focuses on remaining operational, it is extremely difficult to attract independent directors including those from diverse backgrounds.  Thus, the sole outside director serves as a result of a personal relationship with our Chief Executive Officer.  Although he was born and raised in the Middle East, that factor was not fundamental to his selection.  Mr. Koyuncu is caucasian and does not fit within one of normal diversity categories.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table reflects the compensation paid to our Chief Executive Officer and the other executive officer serving at the end of the last fiscal year whose compensation exceeded $100,000, who we refer to as our Named Executive Officers.

2010 Summary Compensation Table

Name and Principal Position	Year	Salary		Option Awards		Total
(a)	(b)	($)(c)		($)(f)(1)		($)(j)
Scott Frohman	2010	300,000	(2)	-		300,000
Chief Executive Officer	2009	270,000		377,740	(3)	647,740
Steve Stowell	2010	185,000		-		185,000
Chief Financial Officer and Treasurer	2009	185,000		20,400	(4)	205,400

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.
(2)	Includes accrued salary. See Item 13 – “Certain Relationships and Related Transactions, and Director Independence” of this Report.
(3)
Includes 11,000,000 stock options exercisable at $0.035 per share vesting annually over three years with the first vesting date being December 11, 2010.  Also, includes 5,000,000 fully vested stock options exercisable at $0.035 per share.

(4)	Represents 600,000 stock options exercisable at $0.035 vesting annualy over three years with the first vesting date being December 31, 2010.

Employment Agreements

Effective June 23, 2008, we entered into an employment agreement with Scott Frohman, our Chief Executive Officer.  The current term of the agreement expires on June 23, 2011 but will be automatically renewed for additional one-year periods until either we or Mr. Frohman gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term.  Mr. Frohman’s base salary is $300,000 per year.   On April 20, 2010, Mr. Frohman was granted a five-year option to purchase up to 70,000,000 shares of common stock at an exercise price of $0.036 per share.  However, in August 2010 Mr. Frohman cancelled the 70,000,000 options in exchange for 675 shares of Series C.  In September 2010, Mr. Frohman then agreed to exchange his 675 shares of Series C for 675 shares of Series E which were identical to the Series C except the Series E has no voting or conversion limits.

On January 4, 2011, the Company entered into a verbal employment agreement with Russell Strunk to serve as President of the Company.  Mr. Strunk’s base salary is $106,250 per year with an additional vehicle allowance of $500 per month.  Mr. Strunk was granted a five-year option to purchase 7,000,000 shares of common stock at an exercise price of $0.008 per share under Options Media’s 2008 Equity Incentive Plan.  Of the options (i) 250,000 are vested and (ii) the remaining vest monthly (beginning March 1, 2011) over a two-year period, subject to continued employment on each applicable vesting date.

Effective October 1, 2008, we entered into an employment agreement with Steve Stowell, our Chief Financial Officer.  The current term of the agreement expires on September 29, 2011 but will be automatically renewed for additional one-year periods unless either we or Mr. Stowell gives the other party written notice of its intent not to renew at least 30 days prior to the end of the then current term.  Pursuant to the agreement, we are paying him an annual salary of $185,000 and issued him 200,000 shares of restricted stock vesting annually in three equal increments.  On February 4, 2011, we granted Mr. Stowell 9,000,000 five-year options exercisable at $0.008 per share.  Of the options (i) 250,000 are vested and (ii) the remaining will vest monthly (beginning March 1, 2011) over a two-year period, subject to continued employment on each applicable vesting date.

Mr. Dale Harrod resigned as Chief Technology Officer effective July 16, 2010.  In connection with his resignation, Mr. Harrod received a salary of $10,000 per month for a five month period until December 16, 2010, and $5,000 on December 16, 2010.  The Company also agreed to reimburse Mr. Harrod for his COBRA expenses through January 16, 2011.  Additionally, Mr. Harrod was granted a five-year option to purchase 200,000 shares of common stock at an exercise price of $0.017.  The options vest over a three-year period each June 30 and December 31 as long as during the six months prior to vesting, Mr. Harrod made himself available to perform consulting services as requested by the Company not to exceed 10 hours per month.

Messrs. Frohman and Stowell are entitled to severance in the event that they are dismissed without cause or they resign for Good Reason as defined in their Employment Agreements, including upon a change of control.  In any such events, Mr. Frohman will receive 18 months of his then base salary, and Mr. Stowell will receive six months base salary. Additionally, all of their restricted stock (including the Series E) and stock options will immediately vest, where applicable.

Consulting Arrangement

On May 10, 2011, we entered into an agreement with a company in which our new Chairman of the Board, Mr. Keith St. Clair is a manager.  For details, see Item 1, "Business" on page 3 of this report.

Outstanding Equity Awards at 2010 Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2010:

Outstanding Equity Awards At 2010 Fiscal Year-End

Name (a)	No. of Securities Underlying Unexercised Options (#) Exercisable (b)	No. of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($)(e)	Option Expiration Date (f)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not veste (#)(i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(j)
Scott Frohman	2,500,000	0	(1)	0.30	6/23/13
	5,000,000	0	(1)	0.035	12/23/14
	2,000,000	4,000,000	(2)	0.035	12/11/14

Steve Stowell	200,000	400,000	(2)	0.035	12/11/14	66,667	486	(3)

(1)           Fully vested.
(2)           Vesting annually in approximately equal increments over three years with the first vesting date being December 11, 2010 subject to continued employment with the Company on each applicable vesting date.
(3)           Based on closing price on December 31, 2010 of $0.0073.

Director Compensation

We do not pay cash compensation to our directors for service on our Board.

2010 Director Compensation

Name (a)	Option Awards ($)(d)(1)	Total ($)(j)
Hakan Koyuncu (2)	17,000	17,000

(1)
The amount represents the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the director.

(2)
Mr. Koyuncu received options to purchase 500,000 shares exercisable at $0.035 per share for service as a non-employee director. The options vest annually in approximately equal increments over three years beginning December 11, 2010.

Equity Compensation Plan Information

The following chart reflects the number of options granted and the weighted average exercise price as of December 31, 2010.

Name Of Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price Per Share of Outstanding Options ($)	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders(1)	28,625,217	0.067	4,528,063
Total	28,625,217		4,528,063

(1)    Includes 25,153,280 options granted outside the companies 2008 equity incentive plan of which 21,400,000 were granted to executive officers and 500,000 were granted to a director. Also includes 2,965,097 options and 506,840 shares of restricted stock granted under the Plan.

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

The following chart reflects the number of stock options we have awarded under the Plan to our executive officers and directors.

Name	Number of Options	Exercise Price per Share ($)	Expiration Date
Scott Frohman	2,500,000	0.30	June 23, 2018

2011 Grants

In January 2011, we granted five-year Non-Plan options to two of our executive officers as follows:

Name	Number of Options	Exercise Price per Share ($)
Russell Strunk (1)	7,000,000	0.008
Steve Stowell (1)	9,000,000	0.008

(1) Of the options (i) 250,000 are vested and (ii) the remaining vest monthly over a two-year period, subject to continued employment on each applicable vesting date.

In May 2011, we granted Mr. Keith St. Clair, our new Chairman of the Board, 10,000,000 options. Of the options (1) 2,500,000 are vested and (2) the remaining vest each June 30th and December 31st with the first vesting date being Dececmber 31, 2011, subject to continued employment on each applicable vesting date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of May 13, 2011 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned (1)	Percent (1)

Directors and Executive Officers:

Common Stock	Scott Frohman (2)	99,249,575	17.9%
Common Stock	Steve Stowell (3)	2,472,917	*
Common Stock	Keith St. Clair (4)	84,500,000	16.2%
Common Stock	Hakan Koyuncu (5)	533,333	*
Common Stock	Russell Strunk (6)	1,656,250	*
	All executive officers and directors as a group (5 persons)	188,412,075	30.3%

5% Shareholders:

Common Stock	Gerald Unterman (7)	68,387,500	13.7%
Common Stock	Anthony Sasso (8)	87,499,575	16.1%
Common Stock	The Big Company, LLC (9)	80,000,000	15.4%
Common Stock	Justin Bieber Brands, LLC (10)	51,714,954	10.2%
Common Stock	Remster 2, LLC (11)	51,714,954	10.2%
——————
*	Less than 1%

(1)
Applicable percentages are based on 456,409,159 shares outstanding adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the filing date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)
Mr. Frohman is a director and an executive officer.  Consists of 2,250,000 shares of restricted common stock, stock options to purchase 9,500,000 vested stock options and shares of Series E which votes on an as converted basis.

(3)	Mr. Stowell is an executive officer. Consists of 200,000 shares of restricted common stock and 2,272,917 vested stock options.
(4)
Mr. St. Clair is our Chairman.  Includes 18,000,000 shares of common and 62,000,000 warrants owned by The Big Company, LLC, which Mr. St. Clair is a manager.  Also includes 2,500,000 vested stock options.

(5)	Mr. Koyuncu is a director. Represents 200,000 shares of restricted common stock and 333,333 vested stock options.

(6)	Mr. Strunk is a director and an executive officer. Represents vested stock options.

(7)	Includes shares of Series G and Series F which vote on an as converted basis. Address is 610 Park Avenue, New York, NY 10065.

(8)	Mr. Sasso is the President of PhoneGuard. Consists of Series C which vote on an as converted basis. Address is 123 N.W. 13th Street Boca Raton, FL 33432.

(9)	Represents 18,000,000 shares of common stock and 62,000,000 warrants which are included in the securities held by Mr. St. Clair in Note 4. Address is 81 Isle Of Venice Drive, Ft. Lauderdale, FL 33301.

(10)	Represents warrants. Address is c/o Aaron Rosenberg, 11601 Wilshire Blvd., Ste. 2200, Los Angeles, CA 90025.

(11)	Represents warrants. Address is c/o Paul Rothenberg, 270 Lafayette Street, Ste. 204, New York, NY 10012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 5, 2008, we borrowed $50,000 from Daniel Lansman, our then President and a director, and issued him a $50,000 promissory note.  On January 22, 2010, we agreed to convert this promissory note at $0.035 per share and re-paid all of the accrued interest.  Mr. Lansman sold the convertible note and the investor converted it into common stock.  Also, we owe Mr. Lansman $38,884 for sales comissions.

In 2009, Mr. Nat Bumbaca, the brother of Mr. Anthony Bumbaca, our former Senior Vice President, was employed by us as a sales representative and received a salary of $48,000 per year and commissions which was comparable to the amounts paid to our other salespeople.  He is no longer employed by us.  We believe that the compensation payable to Mr. Nat Bumbaca was comparable to what would have been obtained in an arm’s-length transaction.

In August 2010, we entered into an agreement with Mr. Scott Frohman, our Chief Executive Officer and Chairman of the Board in which he cancelled 70,000,000 stock options granted to him in April 2010 in exchange for issuance of 675 shares of Series C.  The Series C votes on an as converted basis and are entitled to 129,629 votes per share.  In exchange for Series C Stock in September 2010, the Company authorized the issuance of Series E Preferred Stock consisting of 2,000 shares, par value $0.001 per share with the same right and preferences as the Series C Preferred Stock except without the voting and conversion limitations and is entitle to 87,499,575 votes. The Series C is also convertible into common stock subject to the same vesting requirements.

We paid $110,000 to Cellular to reimburse it for the development of DriveSafe and acquire a license in August 2010. The president of PG, Mr. Anthony Sasso, is president of Cellular.

We owe Scott Frohman, our Chief Executive Officer, $300,000 in past due salary and unpaid expense reimbursements.

In May 2011, our Board amended the vesting provisions of the Series C and Series E Preferred Stock so that upon the signing of the Bieber Agreement, one-half of each Series vested and the remaining shares vest in equal increments quarterly with the first vesting date being August 10, 2011, subject to the executive remaining employed with us on each applicable vesting date.  Mr. Sasso holds the Series C and Mr. Frohman holds the Series E.  In addition on May 2, 2011, our Board declined to purchase the activation server used in connection with DriveSafe for $112,000 due to lack of working capital. The Board further agreed that Messrs. Frohman and Sasso may do so and charge us $1.85 per activation rather than $2.00 the third party was charging us.  Mr. Frohman abstained on all of these transactions affecting him.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Salberg & Company, P.A. serves as our current independent registered public accounting firm.  All of the services provided and fees charged were approved by the Board.

	2010	2009
	($)	($)
Audit Fees (1)	77,000	121,000
Audit Related Fees (2)	—	1,600
Tax Fees	—	—
All Other Fees	—	—
———————

    (1)           Audit fees – these fees relate to the audits of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

    (2)           Audit related fees – The audit related fees for the year ended December 31, 2010 and 2009 were for professional services rendered for assistance with reviews of documents filed with the SEC.

Our Board has not adopted a procedure for pre-approval of all fees charged by our independent auditors.  The Board approves the engagement letter with respect to audit, tax, review services and other services.

PART IV

(a)    Documents filed as part of the report.

(1)	All Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

(3)	Exhibits

		Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	6/25/08	3.1
3.2	Certificate of Amendment	8-K	6/25/08	3.2
3.3	Certificate of Change	8-K	6/25/08	3.3
3.4	Certificate of Designation	10-K	3/31/10	3.4
3.5	Amendment to Certificate of Designation	10-K	3/31/10	3.5
3.6	Certificate of Amendment	10-K	3/31/10	3.6
3.7	Certificate of Amendment	10-Q	8/13/10	3.4
3.8	Certificate of Designation	10-Q	8/13/10	3.7
3.9	Certificate of Correction	10-Q	8/13/10	3.8
3.10	Amendment to Certificate of Designation	10-Q	8/13/10	3.9
3.11	Amendment to Certificate of Designation	10-Q	11/15/10	3.10
3.12	Amendment to Certificate of Designation	10-Q	11/15/10	3.11
3.13	Certificate of Designation	10-Q	11/15/10	3.12
3.14	Bylaws	Sb-2	11/8/07	3.2
3.15	First Amendment to Bylaws	8-K	9/25/08	3.1
3.16	Second Amendment to Bylaws	10-K	3/31/10	3.9
10.1	Scott Frohman Employment Agreement*	8-K	6/25/08	10.7
10.2	Steve Stowell Employment Agreement*	10-Q	11/14/08	10.3
10.3	Summary of Russell Strunk Employment Agreement*				Filed
10.4	Asset Purchase Agreement dated April 16, 2010				Filed
10.5	Anthony Sasso Employment Agreement*				Filed**
10.6	Form of Daniel Lansman Promissory Note	10-K/A	10/16/09	10.17
10.7	Form of Subscription Agreement	10-K	3/31/10	10.7
10.8	Stock Option Agreement – Scott Frohman*	10-K	3/31/10	10.8
10.9	Form of Executive Option Agreement*	10-K	3/31/10	10.9
10.10	Form of Restricted Stock Agreement*	10-Q	11/14/08	10.17
10.11	Dale Harrod Termination Agreement				Filed
10.12	Scott Frohman Series C Agreement*				Filed
10.13	Amendment to Scott Frohman Series C Agreement*				Filed
10.14	NetQin Sublicense Agreement dated April 16, 2010				Filed**
10.15	Amended License Agreement between Cellular Spyware, Inc. and Phone Guard, Inc. dated August 27, 2010				Filed

10.16	Stockholders Agreement dated April 16, 2010	Filed
10.17	Amendment to Stockholders Agreement dated August 27, 2010	Filed
10.18	Anthony Sasso Series C Agreement*	Filed
10.19	Amendment to Anthony Sasso Series C Agreement*	Filed
10.20	Netqin Master Licensing Agreement dated August 20, 2009	Filed
10.21	Amendment to Netqin Master Licensing Agreement dated April 27, 2010	Filed
10.22	RVH Security Agreement dated February 25, 2011	Filed
10.23	Database Purchase Agreement	Filed
10.24	RVH Secured Promissory Note dated February 25, 2011	Filed
21.1	List of Subsidiaries	Filed
31.1	Certification of Principal Financial Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished

———————
*Management Compensatory Plan or Arrangement.
** Contained as an Exhibit in Exhibit 10.4 above.

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Robin Roimi.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011
Options Media Group Holdings, Inc.

By:	/s/ Scott Frohman
Scott Frohman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Stowell	Chief Financial Officer (Principal Financial Offer)	May 16, 2011
Steve Stowell

/s/ Scott Frohman	Director and Principal Executive Officer	May 16, 2011
Scott Frohman

/s/ Keith St. Clair	Chairman of the Board	May 16, 2011
Keith St. Clair

/s/ Russell Strunk	Director	May 16, 2011
Russell Strunk

/s/ Hakan Koyuncu	Director	May 16, 2011
Hakan Koyuncu

Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Options Media Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Options Media Group Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Options Media Group Holdings, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $9,860,169, and net cash used in operations of $2,025,053 for the year ended December 31, 2010, and a working capital deficit and an accumulated deficit of $524,157, and $22,744,332 respectively at December 31, 2010. The Company has also discontinued certain operations.  These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Salberg & Company. P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 16, 2011

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Options Media Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$35,756	$1,316,067
Accounts receivable, net	392,025	371,696
Prepaid expenses	204,045	39,444
Other current assets	9,632	12,000
Total Current Assets	641,458	1,739,207

Property and equipment, net	79,351	219,516
Software, net	2,271,065	33,594
Goodwill	-	6,372,230
Intangible Assets, net	20,000	-
Other assets	36,422	36,421
Total Non-Current Assets	2,406,838	6,661,761
Assets of discontinued operations held for sale	80,893	303,361

Total assets	$3,129,189	$8,704,329

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$-	$27,721
Accounts payable	629,123	788,689
Accrued expenses	396,468	566,523
Convertible Notes payable, related parties	-	287,000
Notes payable	-	60,000
Deferred revenue	15,073	21,025
Obligations under capital leases	-	976
Other current liabilities	94,453	80,369
Due to related parties	30,498	32,104
Total Current Liabilities	1,165,615	1,864,407

Total Liabilities	$1,165,615	$1,864,407

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized:
Preferred stock; $0.001 par value, Series A, 0 and 7,830 issued and outstanding at December 31, 2010 and 2009, respectively	$-	$8
Preferred stock; $0.001 par value, Series B, 0 and 7,087 issued and outstanding at December 31, 2010 and 2009, respectively	-	7
Preferred stock; $0.001 par value, Series D, 1,856,797 and 0 issued and outstanding at December 31, 2010 and 2009, respectively	1,857	-
Common stock; $0.001 par value, 700,000,000 shares authorized, 414,388,121 and 97,713,210 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	414,389	97,713
Additional paid-in capital	24,291,660	19,626,357
Accumulated deficit	(22,744,332)	(12,884,163)
Total Stockholders' Equity	1,963,574	6,839,922
Total Liabilities and Stockholders' Equity	$3,129,189	$8,704,329

The accompanying notes are an integral part of these consolidated financial statements

Options Media Group Holdings Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009
Net revenues	$835,246	$1,611,522
Cost of revenues	434,274	1,121,213
Gross profit	400,972	490,309

Operating expenses:
Compensation and related cost	1,482,875	1,961,733
Commissions	115,399	13,130
Advertising	258,100	102,806
Rent	241,668	209,940
Other general and administrative	1,837,344	2,126,144

Total operating expenses	3,935,386	4,413,753

Operating loss from continuing operations	(3,531,414)	(3,923,444)

Other income (expense):
Settlement income	103,582	4,204
Interest expense	(1,250)	(429,252)
Total other income (expense)	102,332	(425,048)

Loss from continuing operations	(3,432,082)	(4,348,492)
Loss from discontinued operations, net of income tax benefit of $0	(6,428,087)	(5,030,240)

Net Loss	$(9,860,169)	$(9,378,732)

Net Loss per share ( Basic and Diluted) – continuing operations	$(0.01)	$(0.07)
Net Loss per share ( Basic and Diluted) – discontinued operations	$(0.03)	$(0.08)
Total Net Loss per share	$(0.04)	$(0.15)
Weighted average number of shares outstanding - Basic and Diluted	274,588,900	61,020,574

The accompanying notes are an integral part of these consolidated financial statements

Options Media Group Holding, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2008	––	$––	––	$––	––	$––	58,239,999	$58,240	$13,859,659	$(45,000)	$(3,505,431)	$10,367,468

Common stock issued upon the exercise of warrants	––	––	––	––	––	––	5,984,167	5,984	222,650	––	––	228,634
Common stock issued for cash	––	––	––	––	––	––	2,045,302	2,045	368,688	––	––	370,733
Cancellation of subscription	––	––	––	––	––	––	(150,000)	(150)	(44,850)	45,000	––	––
Common stock granted for employee settlement	––	––	––	––	––	––	15,000	15	4,485	––	––	4,500
Warrants issued in connection with financing	––	––	––	––	––	––	––	––	239,853	––	––	239,853
Common stock issuance of anti-dilution shares and common stock penalty shares for delay in issuance	––	––	––	––	––	––	3,172,980	3,173	7,067	––	––	10,240
Common stock issued in connection with debt financing	––	––	––	––	––	––	800,000	800	87,200	––	––	88,000
Common stock issued for services	––	––	––	––	––	––	2,450,000	2,450	675,052	––	––	677,502
Common stock issued for asset purchase	––	––	––	––	––	––	3,000,000	3,000	102,000	––	––	105,000
Employee stock based compensation - restricted stock	––	––	––	––	––	––	334,334	335	117,123	––	––	117,458
Employee stock based compensation - unvested restricted stock - cancelled	––	––	––	––	––	––	––	––	(30,234)	––	––	(30,234)
Employee stock based compensation - stock options	––	––	––	––	––	––	––	––	834,005	––	––	834,005
Employee stock based compensation - unvested stock options - cancelled	––	––	––	––	––	––	––	––	(103,873)	––	––	(103,873)
Common stock issued for debt settlements	––	––	––	––	––	––	964,286	964	32,786	––	––	33,750
Series A preferred stock issued upon conversion of debt	12,130	12	––	––	––	––	––	––	1,212,988	––	––	1,213,000
Financing costs for series A preferred stock conversions	––	––	––	––	––	––	––	––	(193,068)	––	––	(193,068)
Series A preferred stock converted to common stock	(4,300)	(4)	––	––	––	––	12,285,713	12,286	(12,282)	––	––	––
Common stock issued for note conversions	––	––	––	––	––	––	8,571,429	8,571	291,429	––	––	300,000
Series B preferred stock issued for cash	––	––	7,087	7	––	––	––	––	2,480,343	––	––	2,480,350
Financing costs for series B preferred stock sales	––	––	––	––	––	––	––	––	(524,664)	––	––	(524,664)
Net loss for the year ended December 31, 2009	––	––	––	––	––	––	––	––	––	––	(9,378,732)	(9,378,732)

Balance - December 31, 2009	7,830	$8	7,087	$7	––	$––	97,713,210	$97,713	$19,626,357	$0	$(12,884,163)	$6,839,922
Common stock issued for cash	––	––	––	––	––	––	84,330,000	84,330	758,970	––	––	843,300
Offering costs cash	––	––	––	––	––	––	––	––	(150,000)	––	––	(150,000)
Offering costs stock	––	––	––	––	––	––	2,000,000	2,000	(77,282)	––	––	(75,282)
Common stock issued upon exercise of warrants	––	––	––	––	––	––	358,333	358	12,108	––	––	12,466
Series A issued for cash	2,800	3	––	––	––	––	––	––	7,997	––	––	8,000
Series A converted to common stock	(10,630)	(11)	––	––	––	––	30,371,429	30,371	(30,360)	––	––	––
Series B issued for cash	––		1,601	2	––	––			560,478	––	––	560,480
Series B converted to common stock	––	––	(8,688)	(9)	––	––	86,890,000	86,890	(86,881)	––	––	––
Series D issued for License Asset Acquisition	––	––	––	––	2,850,000	2,850	––	––	2,622,150	––	––	2,625,000
Series D converted to common stock	––	––	––	––	(993,203)	(993)	23,369,483	23,369	(22,376)	––	––	––
Common stock issued for warrants under ratchet provision	––	––	––	––	––	––	1,167,262	1,167	(1,167)	––	––	––
Common stock issued for shares under ratchet provision	––	––	––	––	––	––	68,432,174	68,434	(68,434)	––	––	––
Common stock issued for debt conversions	––	––	––	––	––	––	3,140,000	3,140	106,760	––	––	109,900
Common stock issued for services	––	––	––	––	––	––	8,499,500	8,500	288,983	––	––	297,483
Common stock issued for asset purchase	––	––	––	––	––	––	300,000	300	10,200	––	––	10,500
Common stock issued for settlements	––	––	––	––	––	––	7,674,500	7,675	260,933	––	––	268,608
Stock Options issued for settlement	––	––	––	––	––	––	––	––	29,200	––	––	29,200
Employee stock based compensation - restricted stock	––	––	––	––	––	––	142,230	142	39,826	––	––	39,968
Employee stock based compensation - stock options	––	––	––	––	––	––	––	––	404,198	––	––	404,198
Net loss for the year ended December 31, 2010	––	––	––	––	––	––	––	––	––	––	(9,860,169)	(9,860,169)

Balance - December 31, 2010	––	$––	––	$––	1,856,797	$1,857	414,388,121	$414,389	$24,291,660	$––	$(22,744,332)	$1,963,574

The accompanying notes are an integral part of these consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Operating Activities:
Net Loss	$(9,860,169)	$(9,378,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Granted for Services to Non-Employees	42,000	333,543
Stock issued as penalty for delay in anti-dilution issuance	-	10,240
Stock Granted for Settlement of debt obligations	-	38,250
Stock Granted for Services to Employees	39,968	87,224
Stock Options Granted for Services	404,198	730,132
Gain on Settlement of debts	(267,031)	-
Amortization of software	397,772	-
Amortization of Debt Discount	-	352,855
Amortization of Prepaid Expenses	235,140	383,958
Loan fees capitalized to loan payable	-	204,825
Depreciation	127,883	131,444
Amortization of Intangibles	136,004	466,661
Loss on asset and software disposal	15,466	-
Impairment of Goodwill	6,372,230	4,735,553
Bad Debt	241,813	486,493
Changes in operating assets and liabilities:
Accounts Receivable	(262,142)	(386,048)
Prepaids	5,743	(32,603)
Other Current Assets	2,368	(1,596)
Accounts Payable	348,270	(365,948)
Accrued Expenses	(113,055)	352,177
Deferred Revenues	(5,952)	(61,584)
Due To Related Parties	(1,606)	(8,112)
Other Current Liabilities	14,083	27,034
Net Cash Used In Continuing Operating Activities	(2,127,017)	(1,894,234)
Net Cash Provided By Discontinued Operating Activities	101,964	97,332
Investing Activities
Purchase of Property And Equipment	(5,000)	(2,714)
Purchase of Intangible Asset	(20,000)	-
Purchase of Software	(163,425)	-
Net Cash Used In Investing Activities	(188,425)	(2,714)

Financing Activities
Bank Overdraft	(27,721)	27,567
Proceeds from Sale of Common Stock	1,411,780	170,732
Proceeds from sale of Series B preferred stock	--	2,480,350
Proceeds from Warrants Exercised	12,466	228,634
Repayment of Loans	(237,100)	—
Proceeds From Loans	--	815,000
Financing Costs	(225,282)	(717,732)
Principal Payments on Capital Lease Obligations	(976)	(11,034)

Net Cash Provided by Financing Activities	933,167	2,993,518

Net Increase (Decrease) In Cash	(1,280,311)	1,193,902
Cash Beginning Of Year	1,316,067	122,165

Cash End Of Year	$35,756	$1,316,067

Supplemental Disclosure of Cash Flow Information:
Cash Paid For Interest	$2,387	$6,329
Cash Paid For Taxes	$––	$––

Supplemental Disclosure Of Non-Cash Investing and Financing Activities:
Refinancing of notes payable	$—	$680,000
Prepaid common stock issued for services	$255,484	$343,958
Common stock issued for debt discount	$—	$88,000
Issuance of common stock prepaid and recorded as liability in fiscal 2008	$—	$200,000
Warrants issued for debt discount	$—	$239,853
Common stock issued for asset acquisitions	$2,635,500	$105,000
Common stock issued for conversion of convertible debt	$109,900	$300,000
Series A preferred stock issued for conversion of convertible debt	$—	$1,213,000
Common Stock issued for settlement of accounts payable and accrued expenses	$380,566	$—

The accompanying notes are an integral part of these consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN BASIS OF PRESENTATION

Description of Business

Options Media Group Holdings, Inc. or the “Company”, was incorporated in the state of Nevada and is the holding company for our operating subsidiaries.

Options Acquisition Sub, Inc., our wholly-owned Delaware subsidiary, began selling advertising space within free electronic newsletters that it published and emailed to subscribers. Options also generated leads for customers by emailing its customers’ advertisements to various email addresses from within its database. Options is also an email service provider (“ESP”) and offers customers an email delivery platform to create, send and track email campaigns. Options also manages and markets its customers’ lists and makes them available to advertisers who are trying to reach customers similar to theirs. During the years ended December 31, 2010 and 2009, the majority of Options’ revenue was derived from being an ESP, and it no longer provides email customer advertisements on a cost per lead generated basis. (See Note 13, for discontinued operations)

1 Touch Marketing, LLC (“1 Touch”), our wholly-owned subsidiary, is an online direct marketing and data services company. 1 Touch offers its products and services to traditional advertising agencies and online marketing agencies. These resellers/agencies offer the 1 Touch’s products and services to their clients as a stand-alone marketing effort or as part of a larger multi-channel marketing campaign. 1 Touch also offers its products and services to a network of list brokers.  These organizations market postal lists and offer its email marketing lists. 1 Touch generates revenue from its product lines, which include email marketing campaigns, SMS campaigns, lead generation and direct mail and postal lists. (See Note 13 for discontinued operations)

On April, 16, 2010, through our wholly-owned subsidiary PhoneGuard, Inc., (“PG”), the Company entered into an asset purchase agreement and sublicense agreement with Cellular Spyware Inc.  The asset acquisition gave the company rights to the name PhoneGuard whereby the Company then entered the mobile and smart phone application market. PhoneGuard is the exclusive licensee for the United States and Canada of software which safeguard cells and smart phones from the ever increasing risk posed by hackers and cyber criminals. Options Media Group acquired certain assets of PhoneGuard and became the exclusive marketer within the United States and Canada.

In addition to anti-virus and anti-malware software, the Company also acquired PhoneGuard's rights to a state-of-the-art Anti-Texting product and became the exclusive marketer of North America, Central America and South America.

Studies have shown that texting and driving can be four times more dangerous than drinking and driving; 36 states currently have anti-texting laws. New research from the Insurance Institute for Highway Safety shows the number of accidents caused by distracted driving actually increased after these laws were passed. When installed on a mobile device, the PhoneGuard software prevents the user from texting while driving thereby allowing them to focus on the road. PhoneGuard's new Anti-Texting application is designed to keep teenagers, family members and people who drive for business  safe while driving by disabling texting, instant messaging, calling, web browsing and other phone-based distractions that should not be used while sitting behind the wheel of a moving vehicle.  PhoneGuard protects drivers from the dangerous temptation to use their phone while driving.  (See Note 11)

Going Concern

As reflected in the accompanying consolidated financial statements for the year ended December 31, 2010, the Company had a net loss of $9,860,169 and $2,025,053 of net cash used in operations. At December 31, 2010, the Company had a working capital deficiency of $524,157 and an accumulated deficit of $22,744,332. The company has also discontinued certain operations.  These matters and the Company’s expected needs for capital investments required to support operational growth for continuing operations  raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock, Series B Preferred Stock (“Series B”), warrant exercises, issuance of short term debt securities and sales of advertising, data services and mobile software. The Company continues to aggressively manage operating expenses and the growth strategy is focused toward PhoneGuard which it believes will generate high margins and strong cash flows.

Management believes that the Company will meet its expected needs required to continue as a going concern through December 31, 2011.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Options Acquisition Sub, Inc., 1 Touch Marketing, LLC, PhoneGuard, Inc., and The LeadLink, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

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

The most significant estimates include the valuation of accounts receivable, estimates of depreciable lives and valuation of property and equipment, valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation and amortization periods of intangible assets and software, valuation of goodwill, valuation of stock- based compensation and the deferred tax valuation allowance.

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

Software

Purchased software is initially recorded at cost, which is considered to be fair value at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful lives of the assets of  three to five years. Costs associated with upgrades and enhancements to existing Internal-use software that result in additional functionality are capitalized if they can be separated from maintenance costs, whereas costs for maintenance are expensed as incurred.

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

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with ASC 350-10-05 Goodwill and Other Intangible Assets and records intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with ASC 805 Business Combinations.

Customer relationships asset for our subsidiary, Options Acquisition Sub, Inc. were amortized based upon the estimated percentage of annual or period projected cash flows generated by such relationships, to the total cash flows generated over the estimated life of the customer relationships.  The amortization expense is included in loss from discontinued operations.

Customer relationships asset for our subsidiary, 1 Touch, were amortized on a straight line basis over the estimated life.  The amortization expense is included in loss from discontinued operations.

Email databases were amortized on a straight line basis over the estimated life.  The amortization expense is included in loss from discontinued operations.

The non-compete intangible was amortized on a straight line basis over the term of the agreement.  The amortization expense is included in loss from discontinued operations.

Trademarks are considered an indefinite-lived asset and accordingly not amortized unless a finite life is later determined.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Goodwill

The Company tests goodwill for impairment in accordance with ASC 350-10-05 Goodwill and Other Intangible Assets.   Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired. The Company has elected to test for goodwill impairment annually. See discussion in Note 6 to the Consolidated Financial Statements.

Long-Lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with ASC 360 Property, Plant and Equipment , which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Fair Value of Financial Instruments and Fair Value Measurements

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

On January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company has significant nonfinancial assets for the year ended December 31, 2010 that requires recognition and disclosure at fair value.

We measure and report at fair value our intangible assets and goodwill.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  For goodwill, the Company compares the implied fair value of the reporting unit, using the market capitalization method through September 30, 2010 and an estimated fair value of  reporting unit method as of December 31,  2010, with the carrying amount of the goodwill.  As a result of the annual goodwill test, the Company recorded impairment in 2010.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The following table summarizes our non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and 2009:

	Balance at December 31, 2010	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
			(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$--	$6,372,230	$--	$--	$6,372,230
Intangible assets	$20,000	$--	$--	$--	$20,000
Total Non-financial Assets	$20,000	$6,372,230

At December 31, 2010 and 2009, $80,893 and $303,361 respectively of assets included in Assets of discontinued operations held for sale (not included in the above table) were measured at Level 3.

The following is a summary of activity for non-financial assets measured under level 3 through December 31, 2010 and 2009:

Goodwill:

Balance at January 1, 2009	$11,107,784
Goodwill impairment	(4,735,553)
Ending balance at December 31, 2009	6,372,230
Goodwill impairment in 2010	$(6,372,230)
Ending Balance at December 31, 2010	$--

Intangible assets:

Balance at January 1, 2009	$867,354
Amortization of intangible assets	(563,993)
Ending balance at December 31, 2009	$303,361
Additions in 2010	35,500
Reclassification of assets to assets of discontinued operations held for sale	$(318,861)
Ending balance at December 31, 2010	$20,000

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740 Income Taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year, and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Applicable interest is included as a component of income tax expense and income taxes payables.

Effective January 1, 2008, the Company adopted ASC 740 Income Taxes. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Based on its evaluation, the Company has determined that there were no significant uncertain tax positions requiring recognition in the accompanying financial statements.   The evaluation was performed for the tax years ended December 31, 2007, 2008, 2009, and 2010, the tax years which remains subject to examination by major tax jurisdictions as of December 31, 2010.

The Company classifies interest and penalties arising from underpayment of income taxes in the statements of operations as general and administrative expenses.  As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The Company, in accordance with ASC 605-45-05,  Reporting Revenue Gross as a Principal vs. Net as an Agent, reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on and earns a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable.

The following policies reflect specific criteria for the various revenue streams relating to continuing operations of the Company:

The Company offers lead generation programs to assist a variety of businesses with customer acquisition for the products and services they are selling.  The Company pre-screens the leads through its online surveys to meet its clients’ exact criteria.  Revenue from generating and selling leads to customers is recognized at the time of delivery and acceptance by the customer.

PhoneGuard currently markets anti-virus and anti-texting cellular software. Sales to distributors and retailers are recognized at the time of shipment as the software licenses have an indefinite term, except if the sale is under consignment arrangement in which case we recognize the sale only upon resale of the product by the consignee.  Sales to consumers over the internet are recognized on a pro rata basis over the term of the subscription period.

Stock based compensation

We adopted ASC 718-20-10; Share Based Payment which establishes the financial accounting and reporting standards for stock-based compensation. As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. Stock based compensation is measured at fair value at the time of the grant.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding.  The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.  As of December 31, 2010, there were 28,625,217 options, 6,495,665 warrants, 71,400 shares of unvested restricted stock, and a total of 1,856,797 shares of Series D preferred stock convertible into 43,689,338 shares of common stock outstanding which  may dilute future earnings per share (in total, 78,881,620 common stock equivalents).

Advertising

In accordance with ASC 720-35, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.

Reclassifications

Certain amounts included in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. These reclassifications include those relating to discontinued operations (See Note 13).  These reclassifications had no effect on total assets, liabilities, stockholders equity, gross profit (loss), loss from operations or net loss.

Recently Issued Accounting Standards

ASC 810 “Consolidation”, formerly (SFAS No. 167)  amends FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company adopted SFAS No. 167 in fiscal 2010 and did not anticipate any material impact on the Company’s financial statements.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Other ASUs which are not effective until after December 31, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts Receivable at December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009
Accounts Receivable	$604,608	$498,960
Less: Allowance for doubtful accounts	(212,583)	(127,264)
Accounts Receivable, net	$392,025	$371,696

Bad debt expense for the years ended December 31, 2010 and 2009 was $241,813 and $486,493 respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009, consists of the following:

	December 31, 2010	December 31, 2009
Computer Equipment	$12,015	$123,882
Furniture and Fixtures	4,456	15,956
Office Equipment	5,446	7,350
Leasehold Improvement	--	89,506
SMS Mailing Platform	105,000	105,000
Total Property and Equipment	126,917	341,694
Accumulated Depreciation	(47,566)	(122,178)
Property and Equipment, net	$79,351	$219,516

Depreciation expense for the years ended December 31, 2010 and 2009 were $127,883 and $100,181 respectively.

During 2010 there was $12,283 loss on asset disposals. In addition, there were $185,323 of assets disposals which were fully depreciated.   At December 31, 2009 there were no asset disposals.

NOTE 5 - SOFTWARE

Software consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Software	$2,715,917	$80,674
Less: accumulated amortization	(444,852)	(47,080)
Software, net	$2,271,065	$33,594

Amortization expense for the periods ended December 31, 2010 and 2009 were $397,772 and $31,263 respectively.

The following is a schedule of the estimated future amortization expense of software as of December 31, 2010:

Year ending December 31, 2011	$542,351
Year ending December 31, 2012	542,351
Year ending December 31, 2013	533,185
Year ending December 31, 2014	505,685
Year ending December 31, 2015	147,493
$2,271,065

At December 31, 2010, there was $3,183 of loss on software disposals.  At December 31, 2009 there were no software disposals.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 – INTANGIBLE ASSETS & GOODWILL

The majority of Intangible assets and all of Goodwill was acquired from the acquisitions of Options and 1 Touch in 2008 and consists of the following (see Note 1 and Note 13):

	December 31, 2010	December 31, 2009
Intangible Assets
Trademark	$20,000	$--
	--	--
Accumulated amortization	--	--
Intangible assets , net	$20,000	$--

Intangible assets not disclosed above that are included net assets of discontinued operations totaled $80,893 and $303,361 at December 31, 2010 and 2009, respectively.

During 2010 the Company acquired the PhoneGuard trademark for $20,000 and has determined it has an indefinite life and thus, is not amortizing the trademark.

The Company performed its annual impairment test of Goodwill as of December 31, 2010 as impairment indicators were present. The Company compared the fair value of the reporting unit, based on the subsequent sale of the business for approximately $175,000, with the fair value of the net assets and determined that the implied value of the goodwill was zero.   As a result of this annual test, and prior goodwill impairments during 2010 non-cash impairment of Goodwill was recorded during 2010 of $6,372,230 and was included in the loss from discontinued operations. (See Note 13)

NOTE 7 – NOTES PAYABLE, AND NOTES PAYABLE, RELATED PARTIES

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

On December 3, 2008, the Company borrowed $50,000, $80,000 and $100,000 from three related parties pursuant to Board authorized bridge loans with warrants. The Notes bear interest of 6% and becomes due in 6 months or pro rata as funds from a planned equity financing are received. The Company issued 230,000 three-year warrants with the notes exercisable at $0.75 per share. The warrants contain a cashless exercise provision. The relative fair value of the warrants was not material. On December 31, 2009, two of the note holders converted $180,000 of notes payable and accrued interest to Series A convertible preferred stock. In January 2010, the remaining $50,000 balance due to related parties was sold and converted into shares of the Company’s Common Stock and the accrued interest was paid in full. As of December 31, 2010, the Company had paid or the investors converted all notes from related party from the December 2008 borrowings.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

In January 2010, $59,900 of principal of a previously issued unrelated party note was sold and converted into common stock of the Company. The $100 remaining principal balance of the unrelated party note and $1,657 of accrued interest was paid.

In January 2010, the Company repaid $237,000 due under previously issued convertible notes.

At March 31, 2010 the Company had paid all the related and unrelated party notes.

Activity for notes payable, related parties was as follows for the years ended December 31, 2010 and 2009:

Ending balance as of December 31, 2008	$730,000
Issuance of new notes	815,000
Note fees and accrued interest added to note balance	290,000
Note fees recorded as debt discount	(35,000)
Note Conversions	(1,513,000)
Ending balance as of December 31, 2009	$287,000
Note Conversions	(50,000)
Note Repayments	(237,000)
Balance as of December 31, 2010	$-

Activity for notes payable, unrelated parties was as follows for the years ended ended December 31, 2010 and 2009:

Ending balance as of December 31, 2008	$-
Issuance of new notes	60,000
Ending balance as of December 31, 2009	$60,000
Note Conversions	(59,900)
Note Repayments	(100)
Balance as of December 31, 2010	$-

NOTE 8 - STOCKHOLDERS’ EQUITY

Capital Structure

In April 2010, the shareholders approved to increase the authorized common shares to 700,000,000 par value $0.001 per share; on April 2010, the company amended its articles of incorporation to reflect this increase.

Common stock

 2009:

In January 2009, the Company issued 15,000 shares of common stock as a settlement payment to a former employee.  These shares were valued at $0.30 per share or $4,500 (based on the recent selling price of the Company’s common stock in a Private Placement). The Company accrued a liability for this at December 31, 2008.

In January 2009, the Company issued 350,000 vested shares of common stock pursuant to an eighteen month consulting agreement. These shares were valued at $105,000 or $0.30 per share, based on the recent selling price of the Company’s common stock in a private placement and amortized over the term of the agreement.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

In March 2009, the Board authorized the grant of 1,150,000 shares of common stock for consulting services. The shares were valued at $287,500 based on the planned private placement price of $0.25 per share and was recognized over the vesting period. This consulting agreement and related shares replaced and cancelled a prior agreement whereby 600,000 warrants exercisable at $0.10 per share were to be issued to an affiliate of GFT in connection with the GFT loan discussed above. As of December 31, 2009, all shares have vested as the service was fulfilled.

In April 2009, the Company entered into a two year term consulting agreement with a public relations firm. Under the agreement, the Company issued 500,000 shares of vested restricted common stock for services, which is valued at $125,000 based on a planned private placement price of $0.25 per share. As of December 31, 2009 the shares were fully amortized.

In May 2009, the Company issued 214,285 shares of common stock at $0.25 per unit pursuant to a private placement, which generated net proceeds of approximately $53,571. The agreement contains anti-dilution protection at $0.25 per share for a period of 18 months whereby if the Company sells any shares or any securities exercisable or convertible into shares of common stock at a price less than $0.25, then the Company shall issue anti-dilution shares to the investor. As a result of certain sales of securities discussed in this Note 8, the Company was required to issue anti-dilution shares to the investor.

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
December 31, 2010 and 2009

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

2010:

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
December 31, 2010 and 2009

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

In August 2010, the Company entered into an investment banking agreement with a New York based broker-dealer and issued it 2,000,000 shares of common stock.  The shares were valued at $0.01 per share (based on a contemporaneous private placement sales price) or $20,000 and recorded as an offering cost.  The company also paid this firm $35,000 in cash and two other firms a total of $40,282 in cash related to the offering.

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

In October 2010, the Company issued 9,800,000 shares of common stock at $0.01 per unit pursuant to the private placement, which generated net proceeds of approximately $98,000.

In November 2010, the Company issued 7,500,000 shares of common stock at $0.01 per unit pursuant to the private placement, which generated net proceeds of approximately $75,000.

In December 2010, the Company issued 32,596,367 shares of common stock related to anti-dilution protection clauses.

 See below for additional discussion of conversions of preferred stock to common stock.

Series A Convertible preferred stock

In December 2009, the Company designated 12,130 preferred shares as Series A.

In December 2009 three note holders converted $923,000 of principle and $290,000 of accrued interest and note fees into 12,130 shares of Series A convertible preferred stock par value $0.001. The Series A has a liquidation preference equal to the stated value $1,213,000 which is convertible into common stock for a two-year period following issuance at an initial  price of $0.035 per share and votes on an as converted basis with the common stock. As stated below, 4,300 Series A convertible preferred converted to common stock.

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

In September 2010, the Company authorized the supplement of the July 28, 2010 Offering to (i) increase the maximum number of shares of common stock offered under the Offering from 110,000,000 to 160,000,000; (ii) extend the termination date of  the Offering from October 31, 2010 to November 30, 2010; (iii) as of the effective date of the Consent, issuer Series A Preferred Stock in lieu of common stock under the Offering; (iv) provide investors in the private placements in June 2008 through September 2008 the opportunity to effectively reprice their currently held shares from such offerings from $0.30 to $0.05 and (v) provide the investors who received convertible Series A Preferred Stock pursuant to that certain Agreement to Restructure Debt Dated December 15, 2009 the opportunity to effectively reprice their currently held shares from the conversion of the Series A Preferred Stock from $0.035 to $0.02; provided that the investors referenced in (iv) and (v) above must invest at least (the lesser of): $100,000 or 50% of their prior investment.  It is further, the Company allows currently held shares from such offerings from $0.30 to $0.05 and (v) provide the investors who received convertible Series A Preferred Stock pursuant to that certain Agreement to Restructure Debt dated December 15, 2009 the opportunity to effectively reprice their currently held shares from the conversion of the Series A Preferred Stock from $0.035 to $0.02; provided that the investors referenced in (iv) and (v) above must invest at least (lesser of): $100,000 or 50% of their prior investment. As of December 31, 2010, no shares were issued under this Offering.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

 Series B preferred stock

In December 2009, the Company designated 7,175 preferred shares as Series B and increased it in January 2010 to 10,064 shares.  The Series B liquidation preference of $350 per share is subordinated only to Series A preferred stock.  Series B votes on an as-converted basis and is automatically convertible as soon as the authorized common stock is increased to 300,000,000 shares at an initial conversion price of $0.035 per share based on the investment amount.

In December 2009, the Company completed a private placement of Series B preferred stock. The Company issued 7,087 shares and received $2,480,350 gross proceeds. The preferred shares automatically converted in 2010 to the company’s common stock after approval from the shareholders for the increase in the number of authorized shares to 300,000,000. The conversion formula to common stock is as follows: Series B shares (7,087) x $350/0.035 = 70,867,142 common stock par value $0.001. All Series B preferred stock converted to common stock in January 2010. Additionally, the Company issued to a broker, 2,304,000 warrants as an equity payment for its efforts in the capital raise. The warrants had a value of approximately $69,000.

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

In February 2010, the Company completed its private placement of Series B. The Company issued 300 shares and received $105,000. In February 2010, the preferred shares automatically converted to 3,000,000 shares of common stock. The conversion formula was the same as the above paragraph.

Series C preferred stock

In April 2010, the Company authorized the issuance of Series C preferred stock and granted 1,750 Series C shares vesting subject to performance milestones, in conjunction with the asset acquisition as described in Note 11.  The Series C have the same liquidation rights as the common shares, voting rights on an as-converted basis and each Series C share is convertible into 100,000 shares of common stock.

In August 2010, the Company entered into an agreement with each of Mr. Anthony Sasso, President of PG, Scott Frohman, Chief Executive Officer of the Company and PG and Mr. Paul Taylor.  Under the agreement, Mr. Sasso surrendered his 1,750 shares of Series C and the Company granted to each of Messrs. Sasso and Frohman 675 shares of Series C and to Mr. Taylor 400 shares of Series C.  In exchange, Mr. Frohman cancelled 70,000,000 options that were granted to him in April 2010.  Finally, in August 2010, the Company entered into a two-year employment agreement with Mr. Taylor and appointed Mr. Taylor President of the Company. Under the terms of the employment agreement, Mr. Taylor is receiving a monthly salary of $8,333.  The Company granted him the 400 shares of Series C referred to above.  Vesting of the Series C is subject to the same performance milestones as when the shares were issued solely to Mr. Sasso.

In September 2010, Mr. Taylor resigned from the Company and forfeited 400 shares of Series C preferred Shares.

In September 2010, the Board of Directors agreed to increase the conversion ratio for each share of Series C Preferred Stock from 100,000 to 129,629 shares of common stock.  The filing in Nevada was effective October 4, 2010.

In September 2010, the Chief Executive Officer of the Company agreed to exchange his 675 shares of Series C Preferred Stock grant for 675 shares of Series E Preferred Stock.  The actual exchange has not occurred due to an administrative delay.

As of December 31, 2010, no Series C shares have been issued or accounted for as the contingent vesting requirements for issuance had not yet been met.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Series D preferred stock

 As a result of the Company entering into the asset acquisition as described in Note 11, the Company designated Series C preferred shares and issued 2,850,000 shares of Series D to Cellular.  The Series D has a liquidation preference equal to $1.00 per share, is convertible into common stock at a rate of 23.52941 per share of Series D (total of approximately 67 million common shares) and votes on an as converted basis with the common stock.  The Series D is convertible after October 20, 2010.  The fair value of the preferred stock grant is $2,625,000 or $0.035 per share (based on contemporaneous private placement sales price).

In November 2010, the Company issued 12,422,259 shares of common stock for the conversion of 527,496 previously issued Series D.

In December 2010, the Company issued 10,947,224 shares of common stock for the conversion of 465,707 previously issued Series D.

Series E preferred stock

In September 2010, the Company authorized the issuance of Series E Preferred Stock consisting of 2,000 shares, par value $0.001 per share with the same rights and preferences as the Series C Preferred Stock except without the voting and conversion limitations.

As of December 31, 2010, no Series E shares have been issued or accounted for as the contingent vesting requirements for issuance had not yet been met.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

A summary of the Company’s stock option activity during the years ended December 31, 2010 and 2009 is presented below:

	Quantity of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)
Balance Outstanding at December 31,2008	3,407,887	$0.5	8.3
Granted	19,900,000	$0.034	––
Exercised	––	$––	––
Fortified	––	$––	––
Cancelled	(442,790)	$0.5	––
Balance Outstanding at December 31,2009	22,865,097	$0.27	6.6

Granted	78,200,000	$0.27	––
Exercised	––	$––	––
Fortified	(2,439,880)	$––	––
Expired	––	$––	––
Cancelled	(70,000,000)	$0.036	––
Balance Outstanding at December 31,2010	28,625,217	$0.067	3.97
Exercisable December 31,2010	9,268,478	$0.14	3.94

There was no aggregate intrinsic value balance for the years ended December 31, 2010 and 2009 respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010 and 2009 was $0.06 (excluding the 70,000,000 granted but then cancelled) and $0.27 respectively.

On December 11, 2009 the Company granted the Company’s CEO, a total of 11,000,000 stock options of which 5,000,000 options vested immediately and 6,000,000 options are exercisable at $0.35 per share over a 5-year period and were issued outside of the Equity Incentive Plan with the exercisability conditioned upon Mr. Frohman signing the Company’s Standard Stock Options Agreement. Mr. Frohman abstained and the motion passed with the other directors voting yes. The 11,000,000 options were valued on the grant date at $0.034 per option or a total of $374,000 using a Black-Sholes option pricing model with the following assumptions: stock price of $0.035 per share (based on recent selling price of the company’s common stock), volatility of 208% (based on recent historical volatility), expected term of 5 years, and a risk free interest rate of 2.19%. For the years ended December 31, 2010 and 2009 the Company recorded stock based compensation expense of $65,940 and $173,692 related to the 11 million option grant. At December 31, 2010 there was approximately $134,338 of unrecognized compensation expense to non-vested option-based compensation granted on December 11, 2009.

On December 11, 2009 the Company issued 8,900,000 stock options exercisable at $0.035 per option over a five year period and were issued outside of the Equity Incentive Plan. The options were valued on the grant date at $0.034 per option or a total of $305,626 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.035 per share (based on recent selling price of the Company’s common stock), volatility of 208% (based on recent historical volatility), expected term of 5 years, and a risk free interest rate of 2.19%. For the years ended December 31, 2010 and 2009, the Company recorded stock based compensation expense of $71,454 and $5,423 respectively related to the 8,900,000 option grant. At December 31, 2010 there was approximately $142,156 of unrecognized compensation expense to non-vested option-based compensation granted on December 11, 2009.

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

In July 2010, the Company granted to the former Chief Technology Officer 200,000 new five-year non-qualified stock options exercisable at $0.017 per share vesting semi-annually over a three-year period beginning on December 31, 2010. The options were valued on the grant date at $0.017 per option for a total of $4,000 using a Black-Sholes option pricing model with the following assumptions: stock price at $0.02 (based on the grant date quoted trading price of the Company’s common stock), volatility of 278% (based on historical volatility), expected term of five years, and a risk free interest rate of 1.66%.

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

For the year ended December 31, 2010, the Company recorded a stock option expense of $404,198. At December 31, 2010, there was approximately $448,923 of unrecognized compensation expense to non-vested options based compensation.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Restricted Stock Grants

A summary of the quantity of employee common stock unvested, granted, vested and cancelled for the years ended December 31, 2010 and 2009 is presented below:

	December 31, 2010	December 31, 2009
Unvested shares granted	457,667	1,148,000
Shares granted	--	50,000
Shares vested	(101,107)	(334,333)
Unvested shares canceled	(285,160)	(406,000)
Unvested shares at December	71,400	457,667

As of December 31, 2010, there was $15,074 of total unrecognized compensation costs related to unvested options. The costs are expected to be recognized over a weighted-average period of 0.8 years.

Stock Warrants

During 2010 and 2009, the Company issued warrants as part of the sale of common stock units (see above) and with certain debt. Additionally, certain warrant holders exercised their warrants into common stock in 2010 and 2009. Activity during 2010 and 2009 was as follows:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balanced Outstanding December 31, 2008	10,322,499	$0.51	2.64
Issued	--	--
Granted	3,124,000	$0.22	––
Exercised	––	––
Expired	(6,850,834)	0.50	––
Cancelled	(75,000)	--
Balance Outstanding December 31, 2009	6,520,665	$0.038	3.16

Issued	––	––
Granted	333,333	$--	––
Exercised	(358,333)	––	––
Expired	--	$--
Cancelled	--	--	---
Balance Outstanding December 31, 2010	6,495,665	$0.038	2.12
Exercisable December 31, 2010	6,495,665	$0.038	2.12

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 9 – CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  Management believes the financial risks associated with these financial instruments are not material.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. At December 31, 2010 the Company had no balances which exceeded the federally insured limits.

Concentration of Revenue

During the year ended December 31, 2010, one client accounted for 39% of total revenue.

During the year ended December 31, 2009, one client accounted for 18% of revenue and one client accounted for 13% of revenue.

Concentration of Accounts Receivable

As of December 31, 2010, one client was 39% of revenue.

As of December 31, 2009, one client was 18% of revenue and one client was 13% of revenue.

 Concentration of Software License

The Company is 100% reliant on its software sublicense with NetQin Mobile, Inc., for anti-virus mobile software.  The Company is required to sell 1,000,000 units of the software each year beginning May 1, 2010, or it may lose its exclusive right to market the product within the United States and Canada upon notification by the licensor within 30 days of the end of each annual period.

NOTE 10 – SEGMENTS

The Company operated continuing operations under two business segments, which are evaluated on a revenue and net income basis. Expenses for professional services, stock compensation and certain interest costs are considered corporate expenses. The direct marketing segment includes revenues and associated costs for Leads. PhoneGuard is the sales of anti-virus and anti-text cellular software. Prior to the acquisition of PhoneGuard in April 2010, the Company operated under one business segment.

The tables below presents certain financial information by business segment for the year ended December 31, 2010.

Year ended December 31, 2010	Direct Marketing		PhoneGuard	Segment Totals		Corporate	Consolidated Totals
Revenue from external customers		$832,429	$2,817		$835,246	$—	$835,246
Interest expense	$	---	$—	$	---	$(1,250)	$(1,250)
Depreciation and amortization		$(157,412)	$(367,361)		$(524,773)	$—	$(524,773)
Income tax expense		$—	$—		$—	$—	$—
Net income (loss)		$(1,042,269)	$(1,138,232)		$(2,180,501)	$(1,251,581)	$(3,432,082)

Segment fixed assets, intangibles & goodwill		$79,351	$2,291,065		$2,370,416	$—	$2,370,416
Fixed asset, intangibles & goodwill additions (disposals) (net)	$	---	$2,823,925		$2,658,426	$—	$2,658,426
Total assets		$594,860	$2,453,436		$3,090,606	$38,583	$3,048,296

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 11 – ACQUISITION OF PHONEGUARD

In April, 2010, PG a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement and Sublicense Agreement (the “Agreement”) with Cellular Spyware, Inc.(“Cellular”) and Mr. Sasso, the majority shareholder of Cellular.

Under the Agreement, PG acquired an exclusive sublicense to distribute, sell and sublicense certain anti-virus software marketed under the name PhoneGuard (the “Software”) in the United States and Canada and a non-exclusive license to distribute, sell and sublicense the Software over the Internet. The Agreement shall remain effective for a five-year period unless PG fails to sell 1,000,000 units of Software each year starting on May 1, 2010 in which case the licensor has the right to terminate the license within 30 days of the end of each one-year license period.

In consideration for entering into the Agreement, the Company issued 2,850,000 shares of Series D Preferred Stock (the “Series D”) to Cellular. The Series D has a liquidation preference equal to $1.00 per share, is convertible into common stock at a rate of 23.52941 (as adjusted per the formula in the agreement) per share of Series D and votes on an as converted basis with the common stock. As of December 31, 2010, 993,203 Series D shares have converted to common stock . The fair value of this agreement is $2,625,000 (based on contemporaneous private placement sales price of $0.035 per common share based on the initial Series D to common share conversion ratio of 26.315789 on the purchase date) and for accounting purposes was allocated $2,475,000 to the license and $150,000 to prepaid royalties which had been prepaid by Cellular Spyware, Inc., to NetQuin Mobile, Inc., a Chinese company that licenses the software to Cellular.  Subsequently an additional $53,420 of acquisition costs was capitalized to the license asset.  The license asset is being amortized over the estimated life of 5 years. Cellular will receive a royalty on the renewals of the Software equal to 20% of the net profit for each renewal.  The Company is also obligated to pay a fixed fee per amount of software sold and this fee shall first be applied to the prepaid royalty deposit of $150,000.

In accordance with the Agreement, Mr. Sasso entered into a two-year employment agreement with PG to perform sales and marketing services. Mr. Sasso will receive a base salary of $240,000 per year and the Company granted to him 1,750 shares of Series C Preferred Stock (the “Series C”). The Series C is restricted and vesting is subject to certain performance milestones of the sales of the Software being met. Of the Series C: (i) 1,500 shares vest upon PG selling 1,000,000 units of the Software, (ii) another 200 shares vest upon PG selling 1,100,000 units of the Software and (iii) the remaining Series C vest upon PG selling 1,125,000 units of the Software. The Series C has the same liquidation rights as the shares of the Company’s common stock and each share of Series C is convertible into 100,000 shares of the Company's common stock. Once the Company’s authorized capital is increased to at least 700,000,000 shares, the holder of the Series C is entitled to convert its shares of Series C into common stock. A holder of Series C cannot exercise their shares until such time as the holder would not beneficially own, after such exercise, more than 4.99% of the outstanding shares of common stock of the Company. Additionally, a holder of Series C cannot vote any shares beneficially owned by the holder in excess of 4.99% of the outstanding shares of common stock of the Company. At December 31, 2010 none of the Series C Preferred Stock has vested. Based on recent transactions, if all the milestones are met, the fair value of these 1,750 Series C Preferred shares as determined on April 16, 2010 was 175,000,000 shares of common stock at $0.035 or $6,125,000 (based on contemporaneous private placement sales price). This amount will be expensed over time based on our periodic estimate of the probability of achieving these milestones.

In August, 2010, for a cash payment of $110,000, the Company acquired an exclusive license from CSI to market the enhanced state of the art anti-texting, drive safe mobile software for North America, Central American and South America markets.  All amounts for the licenses are included in the software.(See Note 5)

NOTE 12 - INCOME TAXES

The Company has net operating losses carry-forwards for federal income tax purposes of approximately $9.1 million at December 31, 2010, the unused portion of which, if any, expires in the year ending December 31, 2030. The Company accounts for income taxes under ASC 740 (formerly “SFAS 109”).  ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 also requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership) and the Company is subject to such limitation with respect to the pre-acquisition losses of Options and may be subject to additional limitations in the event of additional owner shifts.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position (formerly FIN 48). ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Based on its evaluation, the Company has determined that there were no significant uncertain tax positions requiring recognition in the accompanying financial statements.   The evaluation was performed for the tax year ended December 31, 2007 and 2008, the Company has not yet filed tax returns for tax years 2009 and 2010, management does not expect income taxes will be due.

The Company classifies interest and penalties arising from underpayment of income taxes in the statements of operations as general and administrative expenses.  As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The components of the Company's income tax expense (benefit) for the years ended December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
Current:
Federal	$	––––		$––
State		––		––
Deferred:
Federal		$––	$	---
State		––		---
Total expense (benefit)		$––	$	---

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Computed “expected” benefit	$(3,451,000)		$(3,283,000)
State tax benefit, net of federal effect	(345,000)		(328,000)
Impairment of intangibles	2,453,000		1,833,000
Amortization of intangibles	52,000		217,000
Other	187,000		226,000
Increase in valuation allowance	1,104,000		1,335,000
	$––	$	---

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
Deferred tax assets:
Net operating loss carry forwards		$3,518,000	$2,447,000
Allowance for bad debts		82,000	49,000

Total gross deferred tax asset		3,600,000	2,496,000
Less: Valuation allowance		(3,600,000)	(2,496,000)
	$	---	$—

At December 31, 2010 and 2009, the Company fully reserved the net deferred tax asset due to the substantial uncertainty of the realization of any tax assets in future periods.   For its year ended December 31, 2010, the valuation allowance was increased by approximately $1,104,000.

NOTE 13 -- DISCONTINUED OPERATIONS

 As of December 31, 2010, the Company had determined to discontinue its E-Mail, Postal and ESP product lines which it considers components of its business and was negotiating a transaction to sell the main assets of the business, databases.  The sale occurred on February 4, 2011 at a sale price of $175,000.  Management has determined that this qualifies for presentation as discontinued operations, and the Company will recognize a gain on the sale in 2011. The operating amounts associated with these product lines are reported as discontinued operations in the accompanying consolidated financial statements.

The assets held for sale associated with the discontinued operations is as follows:

	Year ended December 31,
	2010	2009

Databases	$80,893	$303,361

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 14 – COMMITMENTS AND CONTIGENCIES

Operating Leases

On January 1, 2011, the Company renewed its Boca Raton, Florida office lease for a five year term ending December 31, 2015.  The non-cancellable terms in excess of one year are as follows:

Year ended December 31,

2011	$186,000
2012	$186,000
2013	$198,000
2014	$198,000
2015	$210,000
$978,000

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

NOTE 15 – RELATED PARTY TRANSACTIONS

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
December 31, 2010 and 2009

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

In August 2010, we paid $110,000 to Cellular Spyware, Inc., to reimburse it for the development of DriveSafe and acquire a license. The president of PhoneGuard, Mr. Anthony Sasso, is president of Cellular Spyware, Onc.

During the year 2010, the Company repaid $237,000 of related parties’ convertible promissory notes and a related party investor converted $50,000 of a convertible promissory note. (See Note 7)

At December 31, 2010, the Company owes one officer $30,498 for expenses they personally advanced on behalf of the Company.

NOTE 16 - SUBSEQUENT EVENTS

In January 2011, the Company issued 5,925,459 shares of common stock for the conversion of 251,832 previously issued series D preferred stock.

On January 4, 2011, the Company entered into a verbal employment agreement with Russell Strunk to serve as President of the Company. Mr. Strunk’s base salary is $106,250 per year with an additional vehicle allowance of $250 per month. Mr. Strunk was granted a five-year option to purchase 7,000,000 shares of common stock at an exercise price of $0.008 per share under Options Media’s 2008 Equity Incentive Plan. Of the options (i) 250,000 are vested and (ii) the remaining vest monthly (beginning March 1, 2011) over a two-year period, subject to continued employment on each applicable vesting date.  The options were valued at $0.008 per share or $56,000 using the Black Scholes option pricing model with the following assumptions, stock price of $0.008 (based on the grant date quoted trading price of the company's common stock), volatility of 230% (based on historical volatility), expected term of five-years (using the simplified method) and a risk free interest rate of 2.7%.

On February 4, 2011, we granted Mr. Stowell 9,000,000 five-year options exercisable at $0.008 per share. Of the options, 250,000 are vested and the remaining will vest monthly (beginning March 1, 2011) over a two-year period, subject to continued employment on each applicable vesting date. The options were valued at $0.008 per share or $72,000 using the Black Scholes option pricing model with the following assumptions, stock price of $0.008 (based on the grant date quoted trading price of the company's common stock), volatility of 230% (based on historical volatility), expected term of five-years (using the simplified method)  and a risk free interest rate of 2.7%.

In February 2011, the Company issued 4,000,000 shares of common stock for prior services rendered.  The shares were valued at $0.01 or $40,000 based on a recent private placement sales price and was expensed immediately.

On February 2011 we sold our e-mail business and primary assets of databases for $175,000 in cash and a percentage of all revenue generated over a 24 month period from our sales force, most of who were hired by the buyer and from customers on a customer list. The maximum additional payment of sales royalties is capped at $1.5 million in the first year and $1.5 million in the second year. The company recorded a gain on the asset sale of approximately $113,000 which will be presented in discontinued operations for the three months ended March 31, 2011.

On February 25, 2011, the Company issued a $150,000, 12% promissory note due on August 22, 2011. The note is secured with a priority lien on all the Company’s right, title and interest in, its assets, together with the proceeds thereof. The Company incurred $4,500 of an original issue discount which was deducted from the loan proceeds and will be recorded as a debt discount to be amortized over the loan term. In addition the Company paid $10,000 of legal fees which will be recorded as deferred debt issue cost to amortize over the loan term and issued 6,000,000 warrants (with a cashless exercise provision) exercisable at $0.01 per share for a term of 2.5 years. The fair value of the warrants is $55,800, calculated using the Black-Scholes option pricing model with the following assumption: stock price of $0.01 (based on the grant date quoted trading price of the company's common stock), volatility of 230% (based on historical volatility), expected term of two and one-half years and a risk free interest rate of 1%.  The relative fair market value of the warrants, was $40,671 which will be recorded as debt discount to be amortized over the loan term.

In February and March 2011, the Company issued 10,832,141 shares of common stock for the conversion of 417,866 previously issued series D preferred stock.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

In April 2011, we collectively granted a total of 1,700,000 five-year non-plan stock options to four employees and one director exercisable at $0.011 per share. The options shall vest over a three-year period each June 30, and December 31, with the first vesting date being June 30, 2011 and subject to continued service on each applicable vesting date. The options were valued at $0.0106 per share or $18,020 using the Black Scholes option pricing model with the following assumptions, stock price of $0.011 (based on the grant date quoted trading price of the company's common stock), volatility of 186% (based on historical volatility), expected term of five-years (using the simplified method)  and a risk free interest rate of 2.24%.

In April 2011, the Company issued 634,871shares of common stock for the conversion of 27,482 shares of  previously issued series D preferred stock.

        In April 2011, the Company issued 628,571 shares of common stock for a $15,000 investment, $0.024 per share, which was received in early 2010 and was recorded as a current liability until appropriate documentation was received. The $15,000 was reclassified to equity at the date of issuance.

In May 2011, the Company issued 2,000,000 shares of common stock to our new Board Chairman for services.  The shares were valued at $0.0125 per share or $25,000 (based on the grant date quoted trading price of the company's common stock) and will be immediately expensed as they related to prior services performed.

On May10, 2011 we entered into agreements with Justin Bieber Brands, LLC and certain associates of Justin Bieber (collectively, the “Bieber Agreement”) as well as a related agreement with a company headed by Keith St. Clair, our new Chairman of the Board. The key element is for Justin Bieber to act as a spokesman for our DriveSafe software and its potential to substantially reduce injuries and save lives from traffic accidents.  Justin Bieber is committed to making a difference and stopping texting while driving. He has agreed to endorse DriveSafe in a number of ways, both online and in person over the term of the Bieber Agreement.

While we actually entered into agreements with Justin Bieber Brands, LLC and two associates (collectively, the “Bieber Group”), the agreements are identical except with regard to the number of warrants and sales royalties.  Each agreement revolves around Justin Bieber’s endorsement of DriveSafe. The key terms are:

•	Three year terms with Justin Bieber having the right to terminate after one year in which case the other two agreements terminate;
•	Covers North America, Central America and South America;
•
Warrants to purchase 121,160,749 shares of common stock at $0.01 per share or a total of 16.4% of the Company on a fully diluted basis, exercisable over three years with full anti-dilution protection for sales below the exercise price;

•
Pre-emptive rights for sales of equity and common stock equivalents above $0.01 per share so the Bieber Group may maintain their 16.4% ownership right; and Sales royalties based on all sales of DriveSafe during the term. The fair value of these warrants is $848,125 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), volatility of 159% (based on historical volatility), expected term of three-years based on the contracted term, and a risk free interest rate of 1.59%.

Our new Board Chairman, Mr. Keith St. Clair played a key role in negotiating the Bieber Agreements. As a result, effective on May 10, 2011 we also entered into an agreement with The Big Company, LLC, a company in which Mr. St. Clair is a manager. The key terms of The Big Company agreement are:

•	Term of one year to be extended as long as the Bieber Group agreements remain in effect;
•	Covers North America, Central America and South America;
•
Issued 18,000,000 shares of common stock, with a fair value of $153,000 based on the grant date market closing price of the stock which was $0.0085, 37,000,000 one-year warrants exercisable at $0.01 per share with a fair value of $259,000 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), volatility of 159% (based on historical volatility), expected term of three-years and a risk free interest rate of 1.59%.

•
 25,000,000 one-year warrants exercisable at $0.02 per share; with a fair value of $160,000 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), volatility of 159% (based on historical volatility), expected term of three-years and a risk free interest rate of 1.59%.

•	Similar pre-emptive rights as the Bieber Group although not keyed to a percentage and the same anti-dilution protection;
•
A consulting fee of $20,000 per month which accrues until we raise $500,000 or enter into a factoring agreement in which case we pay $10,000 per month with the balance accruing until we raise $5,000,000. The consulting fees will be deducted from the royalties due described below;

•	Sales royalties based upon a percent of adjusted gross profit after deducting activation and software costs and royalties payable to the Bieber Group;
•	and an option to take up to 50% of sales royalties due and receive shares of common stock at $0.01 per share, with a maximum of 25,000,000 shares issuable.

      Due to the price protection provisions in the various warrant grants, the warrant values will be treated as derivative liabilities in the consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

    Upon the Company entering into the above mentioned agreement with Justin Bieber Brands, LLC, the board approved Mr. Keith St. Clair as a director of the Company and as our new Chairman of the Board.  As compensation, the Company issued Mr. St. Clair 10,000,000 five-year stock options.  Of the Options, (i) 2,500,000 will be fully vested upon issuance, and (ii) the remaining 7,500,000 will vest in equal increments over a three-year period each June 30 and December 31, with the first vesting date being December 31, 2011, subject to Mr. St. Clair remaining a director of the Company on each applicable vesting date. The options were valued on the grant date at $0.0074 per share or $74,000 using the Black Scholes option pricing model with the following assumptions, stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), volatility of 159% (based on historical volatility), expected term of 3.625 years (using the simplified method)  and a risk free interest rate of 1.84%.

As discussed in Note 8 of the consolidated financial statements, in May 2011, the Company modified previously issued series C and E shares milestone performance conditions.  As such, the Company amended the vesting terms of Series C and Series E Preferred Stock granted to Messrs. Anthony Sasso and Scott Frohman, respectively, so that (i) one-half of the shares vested upon execution of the Agreement and (ii) the remaining shares shall vest quarterly in equal increments over a two-year period with the first vesting date being three months from the date of the Agreement, subject to continued employment by each, as applicable, on each applicable vesting date.  As a measurement date for the issuance has been determined, the 1,350 series C and series E preferred shares will be valued at $0.0085 per share of common stock (based on the quoted trading price of the company's common stock on the day the milestone was met) which when converted, amounts to 174,999,150 shares of common stock of $1,487,493.  The shares will be expenses over the vesting terms as applicable.

In May 2011, the Board designated a new series of preferred stock as Series F Preferred Stock consisting of 68,035.936 shares, par value $0.001 per share with a liquidation preference equal to the par value of the Series F Preferred Stock, voting rights the same as common stock on an as converted basis, and automatically convertible to common stock at a ratio of 1,000 common shares for each preferred share upon increase in the Company’s authorized capital stock.  Additionally, In May 2011, the Board approved the issuance of up to 68,035.936 shares of Series F Preferred Stock in lieu of common stock (which are convertible into 68,035,936 shares of common stock) to various investors to effectively re-price their shares currently held from two previous offerings to $0.05 per share and $0.02 per share, as applicable.  The Company will charge additional paid-in capital for the par value of the issuance effectively reducing the original subscription amount.

In May 2011, the Board designated a new series of preferred stock as Series G Preferred Stock consisting of 21,000 shares, par value $0.001 per share with a liquidation preference equal to the total consideration paid for all shares issued, voting rights the same as common stock on an as converted basis, and automatically convertible to common stock at a ratio of 10,000 common shares for each prefered share upon increase in the Company’s authorized capital stock. Additionally, the board approved that the Company may offer and sell up to 21,000 shares of Series G Preferred Stock at a price of $100 per preferred share (a price of $0.01 for each common share equivalent) convertible into 210,000,000 shares of common stock at such time the Company has the authorized capital. For a period of two-years following the Series G purchase, investors will have full price protection for any issuances of securities below $0.01 per share.

     In May 2011, the Company received $100,000 from a subscription agreement subscribed for at $0.01 per share.  Based on the offering conditions, the Company will also issue 32,737,500 shares of common stock to effectively lower the investors prior subscription which closed under an earlier offering.

In May 2011, the Company issued to a law firm  a convertible Note for $210,000 payable on demand, convertible at $0.011.  Additionally, the Company issued the law firm 3,000,000, three-year warrants exercisable at $0.011. The note and warrants were issued in satisfaction of accounts payable of $210,000 to the law firm. The warrants were valued using the Black-Scholes option pricing model with the following assumptions, stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), expected terms of 3 years, volatility of 159% (based on historical volatility),  and a discount rate of 1.84%.  The relative fair value of these warrants, approximately $19,000, was recorded as a debt discount and is being amortized to interest expense over the term of the note. Because the conversion rate of the note equaled the trading price of the Company’s common stock, there was no intrinsic value for the embedded conversion feature.