Form 10-Q
period 2011-03-31
Options Media Group Holdings, Inc.
filed 2011-05-23
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
(Do not check if a smaller reporting company)		Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No   ☑

Class	Outstanding at May 23, 2011
Common Stock, $0.001 par value per share	456,409,163 shares

OPTIONS MEDIA GROUP HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$17,915	$35,756
Accounts receivable, net	98,071	392,025
Prepaid expenses	168,868	204,045
Other current assets	20,076	9,632
Total Current Assets	304,930	641,458

Property and equipment, net	69,172	79,351
Software, net	2,135,477	2,271,065
Intangible Assets	20,000	20,000
Other assets	36,422	36,422

Total non-current assets	2,261,071	2,406,838
Assets of discontinued operations held for sale	--	80,893
Total Assets	$2,566,001	$3,129,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$1,063	$--
Accounts payable	641,706	629,123
Accounts payable, due to related parties	68,405	30,498
Accrued expenses	380,738	396,468
Deferred revenue	39,046	15,073
Notes payable, net of debt discount	105,677	--
Other current liabilities	85,466	94,453

Total Current Liabilities	1,322,101	1,165,615

Total liabilities	$1,322,101	$1,165,165

Commitments and contingencies (Note 8)

Stockholders' Equity:

Preferred stock; $0.001 par value, 10,000,000 shares authorized

Preferred stock; $0.001 par value Series A, none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	$-	$-

Preferred stock; $0.001 par value Series B, none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-

Preferred stock; $0.001 par value, Series C, none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-

Preferred stock; $0.001 par value, Series D, 1,144,599 and 1,856,797 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,144	1,857

Preferred stock; $0.001 par value, Series E, none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-

Preferred stock; $0.001 par value, Series F, none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-

Preferred stock; $0.001 par value, Series G, none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-

Common stock; $0.001 par value, 700,000,000 shares authorized, 435,145,721 and 414,388,121 issued and outstanding, at March 31, 2011 and December 31, 2010, respectively	435,146	414,389

Additional paid-in capital	24,397,622	24,291,660

Accumulated Deficit	(23,590,012)	(22,744,332)

Total Stockholders' Equity	1,243,900	1,963,574

Total Liabilities and Stockholders' Equity	$2,566,001	$3,129,189

 See accompanying unaudited notes to unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010

Net revenues	$324,760	$126,296
Cost of revenues	187,816	109,937

Gross profit	136,944	16,359

Operating expenses:
Compensation and related cost	355,927	402,901
Commissions	24,875	37,889
Advertising	113,061	--
Rent	49,290	54,927
Other general and administrative	465,236	264,771

Total operating expenses	1,008,389	760,488

Loss from continuing operations	(871,445)	(744,129)
Other income (expense):
Settlement gain	-	96,553
Interest expense	(10,559)	(1,827)
Total other income (expense), net	(10,559)	94,726
Loss from continuing operations	(882,004)	(649,403)

Discontinued operations:

Income (Loss) from discontinued operations, net of income tax benefit of $0	(79,894)	66,510

Gain on sale of assets of discontinued operations, net of income tax benefit of $0	116,218	--
Income from discontinued operations, net	36,324	66,510
Net loss	$(845,680)	$(582,893)

Net Loss Per Share Basic and Diluted - continuing operations	$(0.00)	$(0.00)
Net Income Per Share Basic and Diluted - discontinued operations	$0.00	$0.00
Total Net Income (loss) per share Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding - Basic	424,183,247	195,056,910
Weighted Average Shares Outstanding - Diluted	426,000,991	199,709,056

See accompanying unaudited notes to unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

Operating Activities:
Net Income (Loss)	$(845,680)	$(582,893)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Stock Granted For Services To Non-Employees	40,000	7,000
Stock Granted For Services To Employees	5,178	15,775
Stock Options Granted For Services	40,154	156,582
Stock Options Granted For Settlement of Debt	-	29,200
Stock Granted For Settlement of Debt	-	197,638
Amortization Of Software	135,588	-
Amortization Of Stock Issued for Prepaid Expenses	-	(47,579)
Depreciation	10,179	40,594
Amortization of Debt Discount	10,848	-
Amortization Of Intangibles	-	7,380
Bad Debt	36,589	5,700
Changes in operating assets and liabilities:
Accounts Receivable	257,365	(174,447)
Prepaids	35,177	22,992
Other Current Assets	(10,444)	(6,858)
Accounts Payable	26,583	(268,376)
Accrued Expenses	(15,726)	(231,518)
Deferred Revenues	23,973	42,499
Due To Related Parties	37,907	(16,175)
Other Current Liabilities	(8,988)	(27,544)
Net Cash Used In Continuing Operating Activities	(221,296)	(830,030)
Net Cash Provided by (used in) Discontinued Operating Activities	(108,108)	62,090

Investing Activities
Purchase Of Property And Equipment	-	--
Net Cash Used In Continuing Investing Activities	-	--
Net Cash Used in Discontinued Investing Activities	-	(5,000)

Financing Activities
Bank Overdraft	1,063	(27,721)
Proceeds from Warrants Exercises	-	12,465
Repayments of Loans	-	(237,100)
Proceeds From Sale of Series B Preferred Stock	-	568,480
Financing Cost	(10,000)	(150,000)
Proceeds From Loans	145,500	-
Proceeds from sale of intangible asset	175,000	-
Principal Payments on Capital Lease Obligations	-	(963)
Net Cash Provided by Financing Activities	311,563	165,161

Net Decrease in Cash	(17,841)	(607,779)
Cash Beginning of Period	35,756	1,316,067
Cash End of Period	$17,915	$708,288

Supplemental Disclosure of Cash Flow Information:

Cash Paid For Interest	$-	$1,827

Cash Paid For Taxes	$-	$-

Supplemental Disclosure Of Non-Cash Investing
and Financing Activities:

Prepaid common stock issued for services	$--	$70,158
Common stock issued for asset acquisition	$--	$10,500
Common stock issued for conversion of convertible debt	$--	$109,900
Embedded conversion option liability	$40,671	$--
Settlement of accounts payable in exchange for intangible asset	$14,000	$--

See accompanying unaudited notes to unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of Business

Options Media Group Holdings, Inc. or the “Company” was incorporated in the state of Nevada and is the holding company for our operating subsidiaries.

On April, 16, 2010, through our wholly-owned subsidiary PhoneGuard, Inc., the Company entered into an asset purchase agreement and sublicense agreement with Cellular Spyware Inc.  The asset acquisition gave the company rights to the name PhoneGuard whereby the Company then entered the mobile and smart phone application market. PhoneGuard acquired certain assets of Cellular Spyware for an anti-virus and anti-malware software product and became the exclusive marketer within the United States and Canada.

In addition to anti-virus and anti-malware software, in August 2010 the Company also acquired an exclusive license for Cellular Spyware's rights to a state-of-the-art anti-texting product  in North America, Central America and South America.

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

In February 2011, the Company discontinued its e-mail business. (see Note 9)  Continuing operations consist of the PhoneGuard business and lead-generation business.

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments and reclassifications) necessary to present fairly our consolidated results of operations and cash flows for the three  months ended March 31, 2011 and our consolidated financial position as of March 31, 2011 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2011, the Company had a net loss of $845,680 and $221,296 of net cash used in continuing operations. At March 31, 2011, the Company had a working capital deficit of $1,017,171. Additionally, at March 31, 2011, the Company had an accumulated deficit of $23,590,012. These matters and the Company’s expected needs for capital investments and working capital required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock, preferred stock, warrant exercises, issuance of short term debt securities and sales of advertising, data services and mobile software. The Company continues to aggressively manage operating expenses and the growth strategy is focused toward PhoneGuard’s software which it believes will generate high margins and strong cash flows.

Management believes that the Company will meet its expected needs required to continue as a going concern through March 31, 2012.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

On January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company has significant nonfinancial assets for the three months ended March 31, 2011 that require recognition and disclosure at fair value.

We measure and report at fair value our intangible assets.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The following table summarizes our non-financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011:

	Balance at	Quoted Prices in	Significant other	Significant
	March 31,	Active Markets for	Observable	Unobservable
	2011	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$--	$--	$--	$--
Intangible assets	20,000			20,000
Total non-financial assets	$20,000

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding.  The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.  As of March 31, 2011, there were 39,791,811 options, 12,495,665 warrants, 71,400 shares of unvested restricted stock, and a total of 1,144,599 shares of Series D preferred stock convertible into 26,931,739 shares of common stock outstanding which  may dilute future earnings per share (in total, 79,290,615 common stock equivalents).

There were 1,817,744 and 4,652,146 incremental dilutive securities which were included in the dilutive weighted average shares outstanding for the three months ended March 31, 2011, and 2010, respectively.

 Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." Prior to April 2010, the Company operated in one segment; therefore, segment information is presented for only three months ended March 31, 2011 (See Note 7).

Recently Issued Accounting Standards

There are no new accounting pronouncements during the three month period ended March 31, 2011 that effect the consolidated financial position of the Company or the results of its’ operations.  Any Accounting Standard Updates which are not effective until after March 31, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

NOTE 3 – NOTE PAYABLE

On February 25, 2011, the Company issued a $150,000, 12% promissory note due on August 22, 2011. The note is secured with a priority lien on all the Company’s right, title and interest in its assets, together with the proceeds thereof. The Company incurred $4,500 of an original issue discount which was deducted from the loan proceeds and was recorded as a debt discount to be amortized over the loan term. In addition the Company paid the lender $10,000 of fees which was recorded as debt discount to amortize over the loan term and issued 6,000,000 warrants (with a cashless exercise provision) exercisable at $0.01 per share for a term of 2.5 years. The fair value of the warrants is $55,800, calculated using the Black-Scholes option pricing model with the following assumption: stock price of $0.01 (based on the grant date quoted trading price of the company's common stock), volatility of 230% (based on historical volatility), expected term of two and one-half years and a risk free interest rate of 1%.  The relative fair market value of the warrants, was $40,671 which was recorded as debt discount and is being amortized over the loan term.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Activity for the note payable was as follows for the three months ended March 31, 2011:

Beginning balance as of January 1, 2011	$--
Note Financing	150,000
Debt Discount	(55,171)
Amortization of Debt Discount	10,848
Balance as of March 31, 2011	$105,677

NOTE 4 - STOCKHOLDERS’ EQUITY

Common stock

2011:

For the three months ended March 31, 2011, the Company issued 16,757,600 shares of common stock for the conversion of 712,198 previously issued Series D preferred stock.

In February 2011, the Company issued 4,000,000 shares of common stock for prior services rendered.  The shares were valued at $0.01 or $40,000 based on a recent private placement sales price and were expensed immediately.

Series D preferred stock

 As stated above, for the three months ended March 31, 2011, 712,198 shares of Series D preferred stock converted.

Stock options

A summary of the Company’s stock option activity during the three months ended March 31, 2011 is presented below:

	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)
Balance Outstanding at January 1, 2011	28,625,217	$0.067	3.97
Granted	16,000,000	$0.01	4.85
Exercised	––	$––	––
Fortified	(4,833,406)	$0.05	––
Expired	––	$––	––
Cancelled	––	$––	––
Balance Outstanding at March 31, 2011	39,791,811	$0.045	4.18
Exercisable March 31, 2011	11,476,811	$0.11	3.57

There was no aggregate intrinsic value balance for the three months ended March 31, 2011.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 was $0.008.

On January 4, 2011, the Company entered into a verbal employment agreement with our new President of the Company. His base salary is $106,250 per year with an additional vehicle allowance of $500 per month. He was granted a five-year option to purchase 7,000,000 shares of common stock at an exercise price of $0.008 per share under Options Media’s 2008 Equity Incentive Plan. Of the options (i) 250,000 are vested and (ii) the remaining vest monthly (beginning March 1, 2011) over a two-year period, subject to continued employment on each applicable vesting date.  The options were valued at $0.008 per share or $56,000 using the Black Scholes option pricing model with the following assumptions, stock price of $0.008 (based on the grant date quoted trading price of the company's common stock), volatility of 230% (based on historical volatility), expected term of five-years (using the simplified method) and a risk free interest rate of 2.7%.

On February 4, 2011, we granted our Chief Financial Officer 9,000,000 five-year options exercisable at $0.008 per share. Of the options, 250,000 are vested and the remaining vest monthly (beginning March 1, 2011) over a two-year period, subject to continued employment on each applicable vesting date. The options were valued at $0.008 per share or $72,000 using the Black Scholes option pricing model with the following assumptions, stock price of $0.008 (based on the grant date quoted trading price of the company's common stock), volatility of 230% (based on historical volatility), expected term of five-years (using the simplified method)  and a risk free interest rate of 2.7%.

For the three months ended March 31, 2011, the Company recorded a stock option expense of $40,154. At March 31, 2011, there was approximately $353,119 of unrecognized compensation expense to non-vested options based compensation.

Restricted Stock Grants

A summary of the quantity of employee common stock unvested, granted, vested and cancelled for the three months ended March 31, 2011 is presented below:

March 31, 2011
Unvested shares at January 1, 2011	71,400
Shares granted	--
Shares vested	--
Unvested shares canceled	--
Unvested shares at March 31, 2011	71,400

As of March 31, 2011, there was $9,896 of total unrecognized compensation costs related to unvested options. The costs are expected to be recognized over a weighted-average period of 0.5 years.

Stock Warrants

During 2011, the Company issued warrants along with certain debt.(see Note 3)  Activity for the three months ended March 31, 2011 was as follows:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balanced Outstanding January 1, 2011	6,495,665	$0.038	2.12
Issued	––	––	––
Granted	6,000,000	0.01	––
Exercised	––	––	––
Expired	––	––	––
Cancelled	––	––	––
Balance Outstanding March 31, 2011	12,495,665	$0.20	0.97

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 5 – CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  Management believes the financial risks associated with these financial instruments are not material.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. No amounts exceeded the federally insured limits at March 31, 2011.

Concentration of Revenues

During the three months ended March 31, 2011, three individual customers represented 13%, 18% and 29% of the Company’s operating revenue.

Concentration of Accounts Receivable

As of March 31, 2011, three customers accounted for more than 10% of the total consolidated accounts receivable.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2011, we owed our Chief Executive Officer approximately $201,500 in past due salary and $62,000 in unpaid expense reimbursements.

 NOTE 7 – SEGMENTS

The Company operates under two business segments in continuing operations, which are evaluated on a revenue and net income basis. Expenses for professional services, stock compensation and certain interest costs are considered corporate expenses. The direct marketing segment includes revenue and associated costs for lead generation.   The operating results of businesses we sold in February 2011, is reported in discontinued operations.   PhoneGuard is engaged in the sale of cellular software. Prior to the acquisition of PhoneGuard in April 2010, the Company operated under one business segment.

The tables below presents certain financial information by business segment for the three months ended March 31, 2011:

Three Months Ended March 31, 2011	Direct Marketing	PhoneGuard	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$317,029	$7,731	$324,760	$—	$324,760
Interest expense	$—	$—	$—	$(10,559)	$(10,559)
Depreciation and amortization	$(10,179)	$(135,588)	$(145,767)	$—	$(145,767)
Income tax expense	$—	$—	$—	$—	$—
Net income (loss)	$(145,845)	$(440,856)	$(586,701)	$(295,303)	$(882,004)

Segment fixed assets & intangibles	$69,172	$2,155,477	$2,224, 649	$—	$2,224,649
Fixed asset, intangibles & goodwill additions (disposals) (net)	$—	$—	$—	$—	$—
Total assets	$382,463	$2,155,477	$2,537,940	$28,061	$2,566,001

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

 On April16, 2010 Hydra Group LLC filed a complaint against the Company for breach of contract.  We expect to settle this suit for $6,000.

To our knowledge, no other legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have material effect on our business and financial condition.

NOTE 9 -- DISCONTINUED OPERATIONS

On February 4, 2011, we sold our e-mail businesses, databases and 1 Touch business for $175,000 in cash and settlement of $14,000 of accounts payable plus a percentage of all revenue generated over a 24 month period from our sales force, most of who were hired by the buyer and from customers on a customer list. The maximum additional payment of sales royalties is capped at $1.5 million in the first year and $1.5 million in the second year. The operating amounts associated with these product lines are reported as discontinued operations in the accompanying consolidated financial statements. The carrying amount of the assets sold was $72,782 and the company recorded a net gain on the asset sale of $116,218 which is presented in discontinued operations for the three months ended March 31, 2011.  Our continuing operations are from our PhoneGuard subsidiary and lead generation business.

Revenues and pretax income (loss) from discontinued operations were as follows:

	Three Months Ended March 31,
	2011	2010
Revenue	$157,191	$1,091,702
Income (loss) before income taxes	$(79,894)	$66,510

NOTE 10 - SUBSEQUENT EVENTS

In April 2011, we granted a total of 1,700,000 five-year non-plan stock options to four employees and one director exercisable at $0.011 per share. The options shall vest over a three-year period each June 30, and December 31, with the first vesting date being June 30, 2011 and subject to continued service on each applicable vesting date. The options were valued at $0.0106 per share or $18,020 using the Black Scholes option pricing model with the following assumptions, stock price of $0.011 (based on the grant date quoted trading price of the company's common stock), volatility of 186% (based on historical volatility), expected term of five-years (using the simplified method) and a risk free interest rate of 2.24%.

In April 2011, the Company issued 634,871 shares of common stock in connection with the conversion of 27,482 shares of previously issued Series D preferred stock.

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

On May 10, 2011 we entered into agreements with Justin Bieber Brands, LLC and certain associates of Justin Bieber (collectively, the “Bieber Agreement”) as well as a related agreement with a company headed by Keith St. Clair, our new Chairman of the Board. The key element is for Justin Bieber to act as a spokesman for our DriveSafe software and its potential to substantially reduce injuries and save lives from traffic accidents.  Justin Bieber is committed to making a difference and stopping texting while driving. He has agreed to endorse DriveSafe in a number of ways, both online and in person over the term of the Bieber Agreement.

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
MARCH 31, 2011
(UNAUDITED)

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

The fair value of the 121,160,179 warrants is $848,125 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), volatility of 159% (based on historical volatility), expected term of three-years based on the contracted term, and a risk free interest rate of 1.59%.

Our new Board Chairman, Mr. Keith St. Clair played a key role in negotiating the Bieber Agreements. As a result, effective on May 10, 2011 we also entered into an agreement with The Big Company, LLC, a company in which Mr. St. Clair is a manager. The key terms of The Big Company agreement are:

•	Term of one year to be extended as long as the Bieber Group agreements remain in effect;
•	Covers North America, Central America and South America;
•	Issued 18,000,000 shares of common stock;
•	37,000,000 one-year warrants exercisable at $0.01 per share;
•	25,000,000 one-year warrants exercisable at $0.02 per share;
•	Similar pre-emptive rights as the Bieber Group although not keyed to a percentage and the same anti-dilution protection;
•
A consulting fee of $20,000 per month which accrues until we raise $500,000 or enter into a factoring agreement in which case we pay $10,000 per month with the balance accruing until we raise $5,000,000. The consulting fees will be deducted from the royalties due described below;

•	Sales royalties based upon a percent of adjusted gross profit after deducting activation and software costs and royalties payable to the Bieber Group; and
•	an option to take up to 50% of sales royalties due and receive shares of common stock at $0.01 per share, with a maximum of 25,000,000 shares issuable.

    The fair value of the 18,000,000 shares of common stock is $153,000 based on the grant date market closing price of the stock which was $0.0085. The fair value of the 37,000,000 one year warrants is $259,000 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the Companies common stock), volatility of 159% (based on historical volatility), expected term 3-years and a risk free interest rate of 1.59%.  The fair value of the 25,000,000 warrants is $160,000 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the Companies common stock), volatility of 159% (based on historical volatility), expected term of 3-years and a risk free interest rate of 1.59%.

Due to the price protection provisions in the various warrant grants, the warrant values will be treated as derivative liabilities in the consolidated financial statements. This will result in us incurring non cash gains or losses each quarter during the term of the warrants. If the price from day one to the last day of a quarter increases we will report a non cash loss; conversely if the price goes down we will report a gain. The losses or gains may be substantial.

Upon the Company entering into the above mentioned agreement with Justin Bieber Brands, LLC, Mr. Keith St. Clair became a director of the Company and  our new Chairman of the Board.  On May 2, 2011, the Company issued Mr. St. Clair 10,000,000 five-year stock options exercisable at $0.0085 per share.  Of the options, (i) 2,500,000  vested upon signing of the Beiber Agreement, and (ii) the remaining 7,500,000 will vest in equal increments over a three-year period each June 30 and December 31, with the first vesting date being December 31, 2011, subject to Mr. St. Clair remaining a director of the Company on each applicable vesting date. The options were valued on the grant date at $0.0074 per share or $74,000 using the Black Scholes option pricing model with the following assumptions, stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), volatility of 159% (based on historical volatility), expected term of 3.625 years (using the simplified method)  and a risk free interest rate of 1.84%.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

In May 2011, the Company amended the vesting terms of Series C and Series E preferred stock granted to Messrs. Anthony Sasso and Scott Frohman, respectively. Previously the preferred stock vested based upon software sales. The Company’s Board modified the vesting so that (i) one-half of the shares vested upon execution of the Bieber Agreement and (ii) the remaining shares shall vest quarterly in equal increments over a two-year period with the first vesting date being three months from the date of the Bieber Agreement, subject to continued employment by each, as applicable, on each applicable vesting date.  As a measurement date for the issuance has been determined, the 1,350 Series C and Series E preferred shares will be valued at $0.0085 per share of common stock (based on the quoted trading price of the Company's common stock on the day the milestone was met) which when converted, amounts to 174,999,150 shares of common stock of $1,487,493.  The shares will be expensed over the vesting terms as applicable.

On May 2, 2011, the Board designated a new series of preferred stock as Series F preferred stock consisting of approximately 68,035 shares, par value $0.001 per share with a liquidation preference equal to the par value of the Series F preferred stock, voting rights the same as common stock on an as converted basis, and automatically convertible to common stock at a ratio of 1,000 common shares for each preferred share upon increase in the Company’s authorized capital stock.  Additionally, on May 2, 2011, the Board approved the issuance of these Series F preferred stock to various investors to effectively re-price their shares currently held from two previous offerings to $0.05 per share and $0.02 per share, as applicable.  The Company will charge additional paid-in capital for the par value of the issuance effectively reducing the original subscription amount.

In May 2011, the Board designated a new series of preferred stock as Series G preferred stock consisting of 21,000 shares, par value $0.001 per share with a liquidation preference equal to the total consideration paid for all shares issued, voting rights the same as common stock on an as converted basis, and automatically convertible to common stock at a ratio of 10,000 common shares for each preferred share upon increase in the Company’s authorized capital stock. Additionally, the Board approved the sale of  up to 21,000 shares of Series G preferred stock at a price of $100 per preferred share (a price of $0.01 for each common share equivalent) convertible into 210,000,000 shares of common stock at such time the Company has the authorized capital. For a period of two-years following the Series G purchase, investors will have full price protection for any issuances of securities below $0.01 per share.

Through May 23, 2011, the Company had received $1,110,000 in subscriptions for the Series G, including $50,000 from our President, $100,000 from our CEO and $100,000 from our Chairman.

In May 2011, the Company issued to a law firm a $210,000 convertible note payable on demand, convertible at $0.011.  Additionally, the Company issued the law firm 3,000,000 three-year warrants exercisable at $0.011. The note and warrants were issued in satisfaction of accounts payable of $210,000 to the law firm. The warrants were valued using the Black-Scholes option pricing model with the following assumptions, stock price of $0.0085 (based on the grant date quoted trading price of the Company's common stock), expected terms of three years, volatility of 159% (based on historical volatility),  and a discount rate of 1.84%.  The relative fair value of these warrants, approximately $19,000, was recorded as a debt discount and is being amortized to interest expense over the term of the note. Because the conversion rate of the note equaled the trading price of the Company’s common stock, there was no intrinsic value for the embedded conversion feature.

 ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Options Media Group Holdings, Inc. historically had been an Internet marketing company providing e-mail services to corporate customers.  Additionally, it had a lead generation business and an SMS text messaging delivery business.  In 2010, the Company transitioned by changing its focus to smart phones and acquiring a robust anti-texting program that prohibits persons in vehicles from texting and e-mailing while moving.  As part of its focus on mobile software applications, the Company has also broadened its suite of products by continuing to improve the features of its DriveSafe anti-texting software.  In conjunction with this change of focus, in February 2011 the Company sold its e-mail and SMS businesses as described below.  The Company retains its lead generation business.  The consolidated financial statements contained herein retroactively give effect to the February 2011 sale treating the e-mail and SMS businesses as discontinued operations.  The revenues for the quarter ended March 31, 2011 consisted almost solely of lead generation revenue.  In conjunction with this change of focus, the Company is in the process of changing its name to PhoneGuard, Inc. and is currently soliciting consents from its key shareholders for that purpose.

The Company is finalizing PhoneGuard 360, its web interface, which will provide the following functions:

•	Geo-Fencing – The administrator may set perimeters and receive alerts if the cell phone leaves the designated perimeter.

•	Locator – The administrator can track a phone in real time giving speed and location.

•	Panic Button – The user can send an e-mail and text message with their location to the administrator in the event of an emergency.

•	Speed Control – The administrator gets a text message alert showing the location and speed of the user’s cell phone if they are speeding.

•	Scheduled Timeout – The administrator can govern the time of day the keyboard functions maybe used.

•	Phone Lock Down – If the phone is lost or stolen, the administrator can remotely lock down the phone.

•	Data Wipe – The administrator can wipe the phones clean of all personal information if the phone is stolen or lost.

•	Data Back Up – Stores all of the data from the user’s phone so it can be exported to a new phone.

•	Custom Auto Response – The administrator can create an outgoing text message which will be sent to individuals who text the recipient.

PhoneGuard 360 is in beta testing and the Company expects a hard launch by mid-July 2011.

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

Stock Based Compensation

We adopted ASC 718-20-10; Share Based Payment establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions.  Stock based compensation is measured at fair value at the time of the grant.

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

The following policies reflect specific criteria for our various revenue streams:

The Company offers lead generation programs to assist a variety of businesses with customer acquisition for the products and services they are selling.  The Company pre-screens the leads to meet its clients' exact criteria.  Revenue from generating and selling leads to customers is recognized at the time of delivery and acceptance by the customer.

PhoneGuard currently markets anti-texting mobile software. Sales to distributors and retailers are recognized at the time of shipment as the software licenses has an indefinite term except if the sale is under a consignment arrangement in which case we recognize the sale only upon the distributor reselling the software. Sales to consumers over the Internet are recognized on a pro rata basis over the term of the subscription period.

New Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere herein for a discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues:

The following revenues almost entirely came from our lead generation business since PhoneGuard revenues were nominal totaling $27,411. Prior to the end of the quarter, the Company entered into an agreement with a distributor on a consignment basis. Even though the software was shipped just before the end of the quarter, we can only recognize the revenue as the distributor sells the software.

Our revenues for continuing operations for the three months ended March 31, 2011 increased to $324,760 from $126,296 for the three months ended March 31, 2010, an increase of 157%.

In 2011, we exited all previous product lines other than the lead generation and mobile software applications. Our lead revenues for the three months ended March 31, 2011 increased to $297,349 from $76,860 for the three months ended March 31, 2010, an increase of 287%. The increase is primarily attributable to re-focusing our resources on this revenue stream after and in anticipation of the sale of our historical business.

Cost of Revenues

The cost of revenues from continuing operations for the three months ended March 31, 2011 increased to $187,816 from $109,937 for the three months ended March 31, 2010, an increase of approximately 71%.  The cost of revenues for the three months ended March 31, 2011 represents 57% of the revenues compared to 87% of revenues for the three months ended March 31, 2010.   The gross profit increased 41% to $136,944 for the three months ended March 31, 2011 from $16,359 for the three months ended March 31, 2010.  The cost of revenues includes fees due to outsourced data and data services.  The improvement in gross margin percentages is due to our turning away lead generation with unacceptable margins.

Operating Expenses:

Compensation and related costs include salaries and payroll taxes. In addition, this expense includes non-cash stock based compensation for director fees, expenses for non-employee services, employee restricted stock grants for services and the fair value of options grants for employee services.  This non-cash compensation expense for the three months ended March 31, 2011 decreased to $85,332 from $172,357 for the three months ended March 31, 2010.

Rent expense for the three months ended March 31, 2011 decreased to $49,290 from $54,927 for the three months ended March 31, 2010 a decrease of 11% due to the renegotiation of our lease agreement.

Other general and administrative expenses consist primarily of consulting, investor relations and professional services as well as insurance and the non-cash depreciation and amortization of intangible assets.  Other general and administrative expenses for the three months ended March 31, 2011 increased to $465,236 from $264,771 for the three months ended March 31, 2010.  This is primarily due to an increase in our PhoneGuard programming and other technical professional services and PhoneGuard non cash software amortization of $135,588.

For the three months ended March 31, 2010 other income was $94,726 which is primarily related to the gain on a settlement.  For the three months ended March 31, 2011, other expense was $10,559 for interest expense.

No tax benefit or expense was recorded for the three months ended March 31, 2011 and 2010.

The net loss for the three months ended March 31, 2011, was $845,680, and the net loss per share basic and diluted was ($0.00).  The net loss for the three months ended March 31, 2010, was $582,893, and the net loss per share basic and diluted was ($0.00).  The net loss includes income from discontinued operations of $36,324 for the three months ended March 31, 2011, and income from discontinued operations of $66,510 for the three months ended March 31, 2010. Major non-cash expenses for the three months ended March 31, 2011, were approximately $85,000 for stock and stock option compensation, approximately $146,000 for depreciation and amortization. Major non-cash expenses for the three months ended March 31, 2010, were approximately $172,000 for stock compensation, approximately $110,000 for depreciation and amortization.

Liquidity and Capital Resources

For the three months ended March 31, 2011, we used $221,296 in cash from continuing operations.  The cash used consisted of our net loss $845,680 offset by certain larger non-cash items including stock granted for services of $45,178, stock option expense of $40,154, amortization of software of $135,588 and bad debt expense of $36,582. For the three months ended March 31, 2010, we used $830,030 in cash from continuing operations.  The cash used consisted of our net loss of $582,893 offset by certain larger non-cash items including stock granted for services of $22,775, stock option expense of $156,582, amortization of intangibles $7,380 and depreciation of $40,594.

For the three months ended March 31, 2011, there were no investing activities. For the three months ended March 31, 2010, there were $5,000 in discontinued investing activities for the purchase of an intangible asset.

For the three months ended March 31, 2011, we were provided $311,563 from financing activities.  $175,000 was cash from the sales of the e-mail business.  $145,500 was from a new promissory note which is secured by all of the Company's assets and is due August 22, 2011. For the three months ended March 31, 2010, we were provided $165,161 from financing activities.  The financing consisted of a repayment bank overdraft of approximately $27,000, proceeds from warrants excersises of $12,465, proceeds of sale of Series B Preferred Stock of $568,480, offset by financing costs of $150,000, repayments of loans of $237,100 and $963 principal payments on capital lease obligations.

As we develop our DriveSafe software and focus our attention on implementing a marketing plan, we recognized that our PhoneGuard business may not provide instant results.  Accordingly, we have embarked upon a plan to provide some interim liquidity.   Thus, we are seeking to raise $2.1 million in equity from our Series G offering; in addition, we are exploring a $5 million convertible note offering and discussions with a broker-dealer continue.

As of May 23, 2011, we had approximately $750,000 in available cash and $427,000 in accounts receivable. Through May 23, 2011, we received subscriptions for $1,110,000 from our Series G offering, including $50,000 from our President, $100,000 from our Chief Executive Officer and $100,000 from our Chairman. To remain operational through the next 12 months, we will need to improve our cash flows.  To accomplish this, our management has been focused on generating sales from its mobile software products, and continuing to manage our expenses.  The additional financing we are seeking may not be available on terms that are favorable to us, if at all.  Any equity financing may be very dilutive to our existing shareholders.  If we are unsuccessful in our attempts to increase cash flows to cover our expenditures or raise additional funds in a financing, we may not be able to remain operational over the next 12 months.

We delivered approximately $350,000 of DriveSafe on March 31, 2011 to a distributor and have received $190,000.  We expect to receive the remaining balance due of $160,000 on or before June 15, 2011.

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion.  We expect to spend $250,000 on capital expenditures in 2011 for the development of our software to be compatible with the iPhone as well the development of a web portal which will allow for a locator function, a lost or stolen function, and as well a several additional functions.

The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There are no assurances that the Company will be able to achieve and sustain profitable operations or continue as a going concern.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 6 to the unaudited consolidated financial statements.  In May 2011, our Board declined the opportunity to purchase the activation server for our DriveSafe software and permitted our Chief Executive Officer and an officer of PhoneGuard to acquire it and offer us a discounted price per activation compared to what we paid the third party seller. As of April 1, 2011, LaunchPad, LLC, a company controlled by our Chief Executive Officer, agreed to pay $3,000 per month on a month by month basis for rent of office space.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 1 to the unaudited consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including expectations regarding our revenues, capital expenditures and our liquidity, continuing to aggressively manage operating expenses, our growth strategy, expected launch date of PhoneGuard 360 and our belief that PhoneGuard will generate higher margins and cash flow.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the impact of intense competition, the continuation or worsening of current economic conditions and the condition of the domestic and global credit and capital markets, the failure to enter into distribution agreements with major retailers, wireless carriers, insurance companies or security software vendors declining to distribute our software, unanticipated delsys in launching PhoneGuard 360, and the failure to gain market acceptance of the software from consumers and retail outlets.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2010.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

As previously disclosed in our reports, on April 16, 2010, Hydra Group LLC filed a complaint against the Company in the Superior Court of Los Angeles (West District) seeking $93,698 for breach of contract. We expect to settle this suit for $6,000.

ITEM 1A.    RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Series D Holders (1)	1/6/11 and 1/31/11	16,757,600 shares of common stock	Conversion of 712,198 shares of Series D preferred stock
Lender (2)	2/25/11	$150,000 six month secured promissory note, at 12% per annum interest and 6,000,000 warrants exercisable for two and a half years at $0.01 per share	Loan which is secured by all of the Company’s assets
Consultant (2)	3/7/11	4,000,000 shares of common stock	Consulting services

(1)           The securities were issued to the Series D Holder in reliance upon the exemption provided by Section 3(a)(9) under the Securities Act
(2)           The securities were issued in reliance upon the exemption provided by Section 4(2) and Rule 506 under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

		Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	6/25/08	3.1
3.2	Certificate of Amendment – Name Change	8-K	6/25/08	3.2
3.3	Certificate of Change	8-K	6/25/08	3.3
3.4	Certificate of Designation - Series A & Series B	10-K	3/31/10	3.4
3.5	Amendment to Certificate of Designation - Series B	10-K	3/31/10	3.5
3.6	Certificate of Amendment - Increased Capital	10-K	3/31/10	3.6
3.7	Certificate of Amendment - Increased Capital	10-Q	8/13/10	3.4
3.8	Certificate of Designation - Series C & Series D	10-Q	8/13/10	3.7
3.9	Certificate of Correction - Series D	10-Q	8/13/10	3.8
3.10	Amendment to Certificate of Designation – Series D	10-Q	8/13/10	3.9
3.11	Amendment to Certificate of Designation – Series A	10-Q	11/15/10	3.10
3.12	Amendment to Certificate of Designation – Series C	10-Q	11/15/10	3.11
3.13	Certificate of Designation – Series E	10-Q	11/15/10	3.12
3.14	Certificate of Designation – Series F				Filed
3.15	Certificate of Designation – Series G				Filed
3.16	Bylaws	Sb-2	11/08/07	3.2
3.17	First Amendment to Bylaws	8-K	9/25/08	3.1
3.18	Second Amendment to Bylaws	10-K	3/31/10	3.9
10.1	Summary of Russell Strunk Employment Agreement*	10-K	5/16/11	10.3
10.2	Asset Purchase Agreement dated April 16, 2010	10-K	5/16/11	10.4
10.3	Anthony Sasso Employment Agreement*	**	**	**
10.4	Daniel Lansman Promissory Note	10-K/A	10/16/09	10.17
10.5	Scott Frohman Series C Agreement*	10-K	5/16/11	10.12
10.6	Amendment to Scott Frohman Series C Agreement*	10-K	5/16/11	10.13
10.7	Anthony Sasso Series C Agreement*	10-K	5/16/11	10.18
10.8	Amendment to Anthony Sasso Series C Agreement*	10-K	5/16/11	10.19
10.9	RVH Security Agreement dated February 25, 2011	10-K	5/16/11	10.22
10.10	Database Purchase Agreement	10-K	5/16/11	10.23
10.11	RVH Secured Promissory Note dated February 25, 2011	10-K	5/16/11	10.24
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

*Management Compensatory Plan or Arrangement.
** Contained as an Exhibit in Exhibit 10.2 above.

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

OPTIONS MEDIA GROUP HOLDINGS, INC.
May 23, 2011
	By:	/s/ Scott Frohman
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

May 23, 2011	By:	/s/ Steve Stowell
Steve Stowell
Chief Financial Officer (Principal Financial Officer)