Form 10-Q
period 2011-06-30
Options Media Group Holdings, Inc.
filed 2011-08-22
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Class	Outstanding at August 19, 2011
Common Stock, $0.001 par value per share	955,144,232 shares

OPTIONS MEDIA GROUP HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,220,615	$35,756
Accounts receivable, net	14,921	392,025
Prepaid expenses	212,859	204,045
Prepaid marketing expense	425,165	-
Other current assets	13,032	9,632
Total Current Assets	2,886,592	641,458

Property and equipment, net	62,828	79,351
Software, net	82,500	2,271,065
Intangible assets	20,000	20,000
Prepaid marketing expense, net of current portion	790,098	-
Other assets	36,422	36,422
Total non-current assets	991,848	2,406,838
Assets of discontinued operations held for sale	-	80,893
Total Assets	$3,878,440	$3,129,189

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$469,642	$629,123
Accrued expenses	352,216	396,468
Customer deposits	196,301	-
Deferred revenue	9,705	15,073
Warrant liability	7,388,300	-
Note payable, net of debt discount	133,882	-
Convertible note payable	166,313	-
Due to related parties	94,825	30,498
Other current liabilities	98,044	94,453
Total Current Liabilities	8,909,228	1,165,615
Total Liabilities	$8,909,228	$1,165,165

Commitments and contingencies (Note 8)

Stockholders' (Deficit) Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized
Preferred stock; $0.001 par value Series A, 18,600 and none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	$19	$-
Preferred stock; $0.001 par value, Series B, none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Preferred stock; $0.001 par value, Series C, 338 and none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Preferred stock; $0.001 par value, Series D, 991,791 and 1,856,797 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	991	1,857
Preferred stock; $0.001 par value, Series E, 338 and none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Preferred stock; $0.001 par value, Series F, none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Preferred stock; $0.001 par value, Series G, none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Dividends paid in excess of earnings	(8,918)	-
Common stock; $0.001 par value, 1,500,000,000 shares authorized, 719,910,755 and 414,388,121 issued or issuable and outstanding, at June 30, 2011 and December 31, 2010, respectively	719,913	414,389
Additional paid-in capital	29,641,971	24,291,660
Accumulated deficit	(35,384,764)	(22,744,332)
Total Stockholders' (Deficit) Equity	(5,030,788)	1,963,574

Total Liabilities and Stockholders' (Deficit) Equity	$3,878,440	$3,129,189

 See accompanying unaudited notes to unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$196,291	$212,814	$521,051	$339,110
Cost of revenues	136,230	125,347	324,046	235,284
Gross profit	60,061	87,467	197,005	103,826

Operating expenses:
Server hosting and technology services	-	5,500	-	5,500
Compensation and related costs	2,354,873	529,557	2,710,800	932,458
Commissions	16,209	17,501	41,084	55,390
Advertising	222,619	45,301	335,680	45,301
Rent	51,262	54,927	100,552	109,854
Impairment of software license	2,053,197	-	2,053,197	-
Other general and administrative	978,211	512,599	1,443,447	777,370
Total operating expenses	5,676,371	1,165,385	6,684,760	1,925,873

Loss from continuing operations	(5,616,310)	(1,077,918)	(6,487,755)	(1,822,047)
Other income (expense):
Other income	15,734	-	15,734	-
Settlement gain	-	7,029	-	103,582
Change in fair market value of warrant liability	(6,112,805)	-	(6,112,805)	-
Interest expense	(55,391)	(89)	(65,950)	(1,916)
Total other income (expense), net	(6,152,462)	6,940	(6,163,021)	101,666
Loss from continuing operations	(11,768,772)	(1,070,978)	(12,650,776)	(1,720,381)

Discontinued operations:

Loss from discontinued operations, net of income tax benefit of $0	(25,980)	(1,665,160)	(105,874)	(1,598,650)

Gain from discontinued operations, net of income tax benefit of $0	-	-	116,218	-
Income (loss) from discontinued operations, net	(25,980)	(1,665,160)	10,344	(1,598,650)
Net loss	$(11,794,752)	$(2,736,138)	$(12,640,432)	$(3,319,031)

Net loss per share, basic and diluted – continuing operations	$(0.02)	$(0.00)	$(0.03)	$(0.01)
Net loss per share, basic – discontinued operations	$(0.00)	$(0.01)	$-	$(0.01)
Net income per share, diluted – discontinued operations	$-	$-	$0.00	$-
Total net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares outstanding – basic	518,552,090	233,114,112	472,003,051	214,190,641
Weighted average shares outstanding – diluted	518,552,090	233,114,112	512,039,919	214,190,641

See accompanying unaudited notes to unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2011	June 30, 2010
Operating Activities:
Net loss	$(12,640,432)	$(3,319,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock granted to non-employees for services	40,000	42,000
Stock granted to employees for services	35,414	29,538
Stock options granted to employees for services	954,586	295,455
Stock options granted for settlement	-	29,200
Stock options granted for settlement of debt	-	268,608
Vesting of preferred stock Series C and E	795,728	-
Warrants price adjustment	200,423	-
Impairment of intangible assets	1,917,389	-
Impairment of goodwill	-	1,566,691
Write-off of prepaid royalties	135,808	-
Change in fair market value of warrant liability	6,112,805	-
Amortization of prepaid equity instruments	67,361	-
Amortization of prepaid expenses	-	122,376
Amortization of software license	271,176	-
Amortization of intangibles	-	14,752
Amortization of debt discount	58,054	-
Depreciation	20,358	192,634
Bad debt	66,484	77,606
Changes in operating assets and liabilities:
Accounts receivable	310,620	(123,964)
Prepaid expenses	1,249	(21,910)
Other current assets	(3,400)	9,899
Accounts payable	64,519	(347,593)
Accrued expenses	(44,252)	(252,499)
Customer deposits	196,301	-
Deferred revenues	(5,368)	9,528
Due to related parties	64,327	(32,104)
Other current liabilities	18,591	(1,539)
Net cash used in continuing operating activities	(1,362,259)	(1,440,353)
Net cash (used in) provided by discontinued operating activities	(108,107)	124,716
Investing Activities:
Purchase of property and equipment	(3,835)	-
Purchase of intangible asset	-	(20,000)
Purchase of software	-	(53,425)
Net cash used in continuing investing activities	(3,835)	(73,425)
Net cash used in discontinued investing activities	-	(5,000)

Financing Activities:
Bank overdraft	-	(27,721)
Proceeds from sales of preferred stock Series A	1,860,000	-
Proceeds from sales of preferred stock Series B	-	568,480
Proceeds from sales of preferred stock Series G	1,774,966	-
Proceeds from sale of intangible asset	175,000	-
Proceeds from loans	145,500	-
Proceeds from warrants exercises	-	12,465
Financing costs	(243,800)	(150,000)
Dividends paid	(8,918)	-
Repayments of loans	(43,688)	(237,100)
Principal payments on capital lease obligations	-	(963)
Net cash provided by financing activities	3,659,060	165,161

Net increase (decrease) in cash and cash equivalents	2,184,859	(1,228,901)
Cash at beginning of period	35,756	1,316,067
Cash at end of period	$2,220,615	$87,166

For the Six	For the Six
Months Ended	Months Ended
June 30, 2011	June 30, 2010

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$962	$2,309
Cash paid for taxes	$-	$-

Supplemental Disclosure Of Non-Cash Investing
and Financing Activities
Embedded conversion option liability	$59,671	$-
Settlement of accounts payable in exchange for intangible asset	$14,000	$-
Settlement of accounts payable in exchange for note payable	$210,000	$-
Converted preferred stock Series D to common stock	$19,488	$-
Converted preferred stock Series G to common stock	$177,482	$-
Issued prepaid common stock for services to be rendered	$153,000	$255,484
Issued common stock in exchange for current liability	$15,000	$-
Issued common stock for asset acquisition	$-	$2,635,500
Issued common stock for conversion of convertible debt	$-	$109,900
Issued common stock for warrants exercised	$5,647	$-
Issued ratchet shares of common stock	$77,394	$-
Issued warrants with derivative characteristics	$1,275,495	$-

See accompanying unaudited notes to unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of Business

Options Media Group Holdings, Inc. or the “Company”, “we”, “us", or “our” was incorporated in the state of Nevada and is the holding company for its operating subsidiaries.

On April, 16, 2010, through our wholly-owned subsidiary PhoneGuard, Inc., the Company entered into an asset purchase agreement and sublicense agreement with Cellular Spyware, Inc. The asset acquisition gave the company rights to the name PhoneGuard whereby the Company then entered the mobile and smart phone application market. PhoneGuard acquired certain assets of Cellular Spyware for an anti-virus and anti-malware software product and became the exclusive marketer within the United States and Canada.

During August 2010 (in addition to anti-virus and anti-malware software), the Company also acquired an exclusive license for Cellular Spyware's rights to a state-of-the-art anti-texting product in North America, Central America, and South America (see Note 11).

Studies have shown that texting and driving can be four times more dangerous than drinking and driving; thirty-six (36) states currently have anti-texting laws. New research from the Insurance Institute for Highway Safety shows the number of accidents caused by distracted driving actually increased after these laws were passed. When installed on a mobile device, the PhoneGuard software prevents the user from texting while driving thereby allowing them to focus on the road. PhoneGuard's new anti-texting application is designed to keep teenagers, family members, and people who drive for business safe while driving by disabling texting, instant messaging, calling, web browsing, and other phone-based distractions that should not be used while driving. PhoneGuard protects drivers from the dangerous temptation to use their phone while driving.  In May 2011, the Company entered into an agreement with Bieber Brands to promote the sale of this product. (See Note 10)

In February 2011, the Company discontinued its e-mail business (see Note 9). Continuing operations consist of the PhoneGuard business and lead-generation business.

Basis of Presentation

The unaudited interim condensed and consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments and reclassifications) have been made that were deemed necessary to present fairly the results of operations, cash flows for the three months and six months ended June 30, 2011, and the financial position as of June 30, 2011. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these unaudited interim financial statements.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2011, the Company had a net loss of $12,640,432 and $1,362,259 of net cash used in continuing operations. At June 30, 2011, the Company had a working capital deficit of $6,022,636.

Additionally, at June 30, 2011, the Company had an accumulated deficit of $35,384,764. These matters and the Company’s expected needs for capital investments and working capital required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock; preferred stock; warrants exercises; issuances of short term debt securities; and sales of advertising, data services, and mobile software. In July 2011, the Company raised $500,000 from private placement. The Company continues to aggressively manage operating expenses, and the growth strategy is focused toward PhoneGuard’s anti-texting software which is anticipated to generate high margins and positive cash flows. The working capital deficit includes a warrant liability of $7,388,300 (see Note 2). Without derivative accounting treatment, working capital would have been $1,365,664.

As of June 30, 2011, management believes that the Company will meet its expected needs required to continue as a going concern through June 30, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Options Acquisition Sub, Inc., 1 Touch Marketing, LLC, PhoneGuard, Inc., and The LeadLink, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments, and assumptions (upon which the Company relies) are reasonable based upon information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

The most significant estimates include the valuation of accounts receivable, estimates of depreciable lives, valuation of property and equipment, valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation of derivative liabilities, valuation and amortization periods of intangible assets and software, valuation of goodwill, valuation of stock-based compensation, and the deferred tax valuation allowance.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815: “Derivatives and Hedging”. Under the provisions of ASC 815-40, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), are required to be accounted for in accordance with derivative accounting treatment under ASC 815-10. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to a liability at the fair value of the instrument on the reclassification date.

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

Effective January 1, 2008, we adopted accounting guidance (ASC 820) for financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position, or liquidity. These guidelines define fair value, provide guidance for measuring fair value, and require certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that is observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

On January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has significant nonfinancial assets and liabilities for the six months ended June 30, 2011, that require recognition and disclosure at fair value.

We measure and report fair values of our intangible assets and derivative instruments. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The following table summarizes our non-financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2011:

	Balance at June 30, 2011	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Intangible assets	$20,000	$-	$-	$20,000
Total non-financial assets	$20,000
Liabilities:
Fair value of warrant derivative liability	$7,388,300	$-	$-	$7,388,300
Total non-financial liabilities	$7,388,300

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The following is a roll-forward through June 30, 2011 of the fair value liability of level 3 warrant derivative instruments:

Balance at January 1, 2011	$-
Fair value of warrant derivative liability	1,275,495
Change in fair value	6,112,805
Balance at June 30, 2011	$7,388,300

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at June 30, 2011:

Assumed Variables	121,160,749 warrants	37,000,000 warrants	25,000,000 warrants
Expected term	2.83	0.83	0.73
Expected volatility	210%	210%	210%
Risk-free interest rate	0.71%	0.18%	0.18%
Dividend yield	0.00%	0.00%	0.00%

There were no changes in the valuation techniques during the three months ended June 30, 2011.

Revenue Recognition

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant company obligations remain, and collection of the related receivable is reasonably assured.

We, in accordance with ASC 605-45-05: “Reporting Revenue Gross as a Principal vs. Net as an Agent,” report revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent on and earn a fixed percentage of the sale on a net basis, net of related costs.  Credits or refunds are recognized when they are determinable and estimable.

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

The Company sold its e-mail business in February 2011 and receives commission from the purchaser on sales made to the Company’s previous customers. Revenue is recorded when commission is received as there is not enough collection history to record accruals with true-ups to actual. These commissions are reported in discontinued operations.

PhoneGuard currently markets anti-texting mobile software. Sales to distributors and retailers are recognized at the time of shipment as the software licenses has an indefinite term except if the sale is under a consignment arrangement in which case, we recognize the sale only upon the distributor reselling the software. Sales to consumers over the Internet are recognized on a pro rata basis over the term of the subscription period.

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. As of June 30, 2011, there were 532,620,823 common stock equivalents. Those equivalents were comprised of (i) 87,575,145 options; (ii) 257,019,080 warrants; (iii) 71,400 shares of unvested restricted stock; (iv) 18,600 shares of Series A preferred stock convertible into 62,000,000 shares of common stock; (v) 675 shares of Series C & E preferred stock convertible into 87,499,575 shares of common stock; (vi) 991,791 shares of Series D preferred stock convertible into 23,336,259 shares of common stock, and (vii) a Note convertible into 15,119,364 shares of common stock.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information."

Recently Issued Accounting Standards

There are no new accounting pronouncements during the six month period ended June 30, 2011 that effect the consolidated financial position of the Company or the results of its operations.  Any accounting standard updates which are not effective until after June 30, 2011, are not expected to have a significant effect on the Company’s consolidated financial position or results of its operations.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 3 - NOTES PAYABLE

On February 25, 2011, the Company issued a $150,000, 12% promissory note due on August 22, 2011. The note is secured with a priority lien on all the Company’s right, title, and interest in its assets, together with the proceeds thereof. The Company incurred $4,500 of an original issue discount which was deducted from the loan proceeds and was recorded as a debt discount and is being amortized over the loan term. In addition, the Company paid the lender $10,000 of legal fees which was recorded as debt discount and is being amortized over the loan term and issued 6,000,000 warrants (with a cashless exercise provision) exercisable at $0.01 per share for a term of 2.5 years. The fair value of the warrants was $55,800, calculated using the Black-Scholes option pricing model with the following assumptions: stock price of $0.01 (based on the grant date quoted trading price of the company's common stock), expected term of two and one-half years, volatility of 230% (based on historical volatility), and a risk-free interest rate of 1%. The relative fair market value of the warrants was $40,671 which was recorded as debt discount and is being amortized over the term of the note. The unamortized discount at June 30, 2011 is $16,118.

In May 2011, the Company issued to a law firm a $210,000 convertible note which is payable on demand of which $43,688 has been repaid as of June 30, 2011. The note is convertible at $0.011. Additionally, the Company issued the law firm 3,000,000, three-year warrants exercisable at $0.011. The note and warrants were issued in satisfaction of accounts payable due to the law firm. The warrants were valued using the Black-Scholes option pricing model with the following assumptions, stock price of $0.0085 (based on the grant date quoted trading price of the Company's common stock), expected terms of three years, volatility of 159% (based on historical volatility), and a risk-free interest rate of 1.84%. The relative fair value of these warrants, approximately $19,000, was fully expensed due to the note being payable on demand. There was no intrinsic value for the embedded conversion feature because the conversion rate of the note equaled the trading price of the Company’s common stock.

The following is a roll-forward through June 30, 2011 for the notes payable:

Total
Beginning balance at January 1, 2011	$-
Notes financing	316,313
Debt discount	(74,171)
Amortization of debt discount	58,054
Ending balance at June 30, 2011	$300,195

NOTE 4 - STOCKHOLDERS’ (DEFECIT)

Common Stock

In February 2011, the Company issued 4,000,000 shares of common stock for prior services rendered. The shares were valued at $0.01 or $40,000 based on a recent private placement sales price and were fully expensed.

In April 2011, the Company issued 628,571 shares of common stock for a $15,000 investment, $0.024 per share, which was received in early 2010 and was recorded as a current liability until appropriate documentation was received. The $15,000 was reclassified to equity at the date of issuance.

In May 2011, the Company issued 2,000,000 shares of common stock to its new Board Chairman for services rendered. The shares were valued at $0.0125 per share or $25,000 (based on the grant date quoted trading price of the Company's common stock) and were fully expensed as they related to prior services performed.

In connection with the Bieber deal discussed in Note 10, the Company issued 18,000,000 shares of common stock with a fair value of $153,000 based on the grant date’s market closing price of $0.0085. The fair value of the grant was recorded as a prepaid and is being amortized over the term of the agreement.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

        In June 2011, the Company issued 5,647,485 shares of common stock for a cashless warrant exercise.

As of June 30, 2011, the Company issued 9,357,570 ratchet shares of common stock. The ratchet shares were issued among various investors to effectively re-price their shares (currently held from prior offerings) to $0.02 per share and, related to stock options granted in February 2011, to $0.008 per share.

On June 3, 2011, the Company issued 68,035,953 shares of common stock upon the automatic conversion of the Series F preferred stock as described below.

As of June 30, 2011, the Company issued 177,500,000 shares of common stock for conversion of Series G preferred stock as stated below.

For the six months ended June 30, 2011, the Company issued 20,353,082 shares of common stock for the conversion of 865,006 previously issued Series D preferred stock, as stated below.

Series A Preferred Stock

In June 2011, the Company closed a private placement offering with accredited investors and sold 18,600 shares of Series A Convertible Preferred Stock (“Series A”) with 100% warrant coverage (each convertible to 62,000,000 shares of common stock). This offering raised $1,686,200 in net proceeds after payment of commissions and fees to the placement agent. The Series A is convertible at $0.03 per share and the warrants are exercisable at $0.041 per share over five-years. The Series A provides for a liquidation preference, voting rights equal to the number of shares of common stock that the holder would be entitled to if the Series A were converted, and a 7% dividend per annum. Additionally, the Series A contains anti-dilution, price protection, and piggyback registration rights.

Series C and E Preferred Stock

In May 2011, the Company amended the vesting terms of Series C and Series E preferred stock granted to Messrs. Anthony Sasso and Scott Frohman, respectively. Previously, the preferred stock vested based upon software sales. The Company’s Board modified the vesting so that (i) one-half of the shares vested upon execution of the Bieber Agreement and (ii) the remaining shares shall vest quarterly in equal increments over a two-year period with the first vesting date being three months from the date of the Bieber Agreement, subject to continued employment by each, as applicable, on each applicable vesting date. The 1,350 shares of Series C and E preferred stock were valued at $0.0085 per share of common stock (based on the quoted trading price of the Company's common stock on the day the milestone was met) which when converted, amounts to 174,999,150 shares of common stock valued at $1,487,493. The unvested shares are being expensed over the vesting terms as applicable. As of June 30, 2011, the Company issued 675 vested shares of Series C and E preferred stock and recorded $795,728 of stock-based compensation expense.

Series D Preferred Stock

For the six months ended June 30, 2011, there were 865,006 shares of Series D preferred stock converted to common stock.

Series F Preferred Stock

On May 2, 2011, the Board designated Series F as a new series of preferred stock consisting of approximately 68,035 shares, par value $0.001 per share, liquidation preference equal to the par value of the Series F preferred stock, voting rights the same as common stock on an as-converted basis, and automatically convertible to common stock at a ratio of 1,000 common shares for each preferred share upon an increase in the Company’s authorized capital stock. Additionally, the Board approved the issuance of the Series F preferred stock. The ratchet shares were issued among various investors to effectively re-price their shares (currently held from prior offerings) to $0.05 per share and $0.02 per share, as applicable. As such, the Company issued approximately 68,035 shares of Series F preferred stock under the ratchet provisions. On June 3, 2011, the Series F automatically converted to 68,035,953 shares of common stock upon the increase in the Company’s authorized capital stock. As of June 30, 2011, there were no shares of Series F outstanding.

Series G Preferred Stock

In May 2011, the Board designated Series G as a new series of preferred stock consisting of 21,000 shares, par value $0.001 per share, liquidation preference equal to the total consideration paid for all shares issued, voting rights the same as common stock on an as-converted basis, and automatically convertible to common stock at a ratio of 10,000 common shares for each preferred share upon increase in the Company’s authorized capital stock. Additionally, the Board approved the sale of up to 21,000 shares of Series G preferred stock at a price of $100 per share ($0.01 for each common share equivalent) convertible into 210,000,000 shares of common stock at such time the Company has the authorized capital. For a period of two-years following the Series G purchase, investors will have full price protection for any issuances of securities below $0.01 per share. As of June 30, 2011, the Company received $1,774,966 and issued 177,500,000 shares of common stock in lieu of issuing Series G certificates.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Stock Options

A summary of the Company’s stock option activity during the six months ended June 30, 2011 is presented below:

	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance Outstanding at January 1, 2011	28,625,217	$0.067	3.97
Issued	-	$-	-
Granted	68,200,000	$0.030	1.80
Exercised	-	$-	-
Forfeited	(10,250,072)	$0.032	-
Expired	-	$-	-
Cancelled	-	$-	-
Balance Outstanding at June 30, 2011	86,575,145	$0.042	4.53
Exercisable June 30, 2011	35,968,478	$0.062	4.43

The aggregate intrinsic value of all outstanding options was $1,155,270 for the six months ended June 30, 2011. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2011 was $0.027.

On January 4, 2011, the Company entered into a verbal employment agreement with its President. He was granted a five year option to purchase 7,000,000 shares of common stock at an exercise price of $0.008 per share under the Options Media 2008 Equity Incentive Plan. There were 250,000 shares that vested immediately, and the remaining 6,750,000 shares will vest monthly (beginning March 1, 2011) over a two year period. Unvested shares are subject to continued employment on each applicable vesting date. The options were valued on the grant date at $0.008 per share or $56,000 using the Black Scholes option pricing model with the following assumptions: stock price of $0.008 (based on the grant date quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 230% (based on historical volatility), and a risk-free interest rate of 2.7%.

On February 4, 2011, the Company granted its Chief Financial Officer 9,000,000 five year options exercisable at $0.008 per share. There were 250,000 shares that vested immediately, and the remaining 8,750,000 shares will vest monthly (beginning March 1, 2011) over a two year period. Unvested shares are subject to continued employment on each applicable vesting date. The options were valued on the grant date at $0.008 per share or $72,000 using the Black Scholes option pricing model with the following assumptions: stock price of $0.008 (based on the grant date quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 230% (based on historical volatility), and a risk-free interest rate of 2.7%.

In April 2011, the Company granted a total of 1,700,000 five-year non-plan stock options to four employees and one director exercisable at $0.011 per share. The options shall vest over a three year period each June 30 and December 31 with the first vesting date being June 30, 2011. Unvested shares are subject to continued service on each applicable vesting date. The options were valued on the grant date at $0.0106 per share or $18,020 using the Black Scholes option pricing model with the following assumptions: stock price of $0.011 (based on the grant date quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 186% (based on historical volatility), and a risk-free interest rate of 2.24%.

In April 2011, the Company agreed to issue to a consultant 500,000 stock options exercisable at $0.01. The options were valued at $0.0134 per share or $6,700 using the Black Scholes option pricing model with the following assumptions: stock price of $0.01 (based on agreement date’s quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 175% (based on historical volatility), and a risk-free interest rate of 0.02%. The options were fully expensed.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

    In May 2011, the Company issued to its new Chairman of the Board 10,000,000 five year stock options, exercisable at $0.0085 per share. There were 2,500,000 shares that vested immediately, and the remaining 7,500,000 shares will vest in equal increments over a three year period each June 30 and December 31 with the first vesting date being December 31, 2011. Unvested shares are subject continued employment on each applicable vesting date. The options were valued on the grant date at $0.0074 per share or $74,000 using the Black Scholes option pricing model with the following assumptions: stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), expected term of 3.625 years (using the simplified method), volatility of 159% (based on historical volatility), and a risk-free interest rate of 1.84%.

In June 2011, the Company issued 40,000,000 five year non-qualified stock options exercisable at $0.0445 per share. There were 20,000,000 shares that vested immediately, and the remaining 20,000,000 shares will vest in equal increments over a three year period each March 31, June 30, September 30, and December 31 with the first vesting date being September 30, 2011. Unvested shares are subject to continued employment on each applicable vesting date. The options were valued on the grant date at $0.04369 per share or $1,747,600 using the Black Scholes option pricing model with the following assumptions: stock price of $0.0445 (based on the grant date quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 210% (based on historical volatility), and a risk-free interest rate of 1.62%.

For the six months ended June 30, 2011, the Company recorded a stock-based compensation expense of $954,586. At June 30, 2011, there was $1,506,487 of unrecognized compensation expense to non-vested options based compensation.

Restricted Stock Grants

Listed below is a summary of the quantity of employee common stock unvested, granted, vested and cancelled for the six months ended June 30, 2011.

June 30, 2011
Unvested shares at January 1, 2011	71,400
Shares granted	-
Shares vested	-
Unvested shares canceled	-
Unvested shares at June 30, 2011	71,400

As of June 30, 2011, there was $4,660 of total unrecognized compensation costs related to unvested options. Those costs are expected to be recognized over a weighted-average period of 0.25 years.

Stock Warrants

During 2011, the Company issued warrants along with certain debt, the issuance of Series A preferred stock, and the Bieber transaction (see Notes 3 and 10). Listed below is the activity for the six months ended June 30, 2011.

	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance Outstanding at January 1, 2011	6,495,665	$0.038	2.12
Issued	-	$-	-
Granted	259,920,747	$0.018	2.75
Exercised	(8,064,000)	$0.010	-
Forfeited	-	$-	-
Expired	(1,333,334)	$0.500	-
Cancelled	-	$-	-
Balance Outstanding at June 30, 2011	257,019,080	$0.025	2.79

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 5 - CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. $1,972,128 exceeded the federally insured limits at June 30, 2011.

Concentration of Revenues

During the six months ended June 30, 2011, one customer represented 75% of the company’s operating revenue.

Concentration of Accounts Receivable

As of June 30, 2011, one customer accounted for 100% of the total net consolidated accounts receivable.

NOTE 6 - RELATED PARTY TRANSACTIONS

    As of April 1, 2011, LaunchPad, LLC, a company controlled by our Chief Executive Officer (“CEO”) agreed to pay $3,000 per month on a month by month basis for rent of office space. In May 2011, our Board declined the opportunity to purchase the activation-code server for our DriveSafe software and permitted our CEO and an officer of PhoneGuard to acquire it and offer us a discounted price per activation compared to what we paid the third party seller. In June 2011, the Company paid $46,250 to this independent company (controlled by our CEO) for 25,000 DriveSafe activation codes.

As of June 30, 2011, there was $94,825 due to related parties (i.e. $23,859 due to the CEO for business expenses, $24,780 due to the Board Chairman for consulting fees and business expenses, and $46,186 due to an independent LLC wherein our Board Chairman is a manager). In connection with negotiating the Bieber transaction, the Company entered into an agreement with said independent LLC and issued 18,000,000 shares of common stock (see Note 4) and 62,000,000 warrants (see Note 10).

NOTE 7 - SEGMENTS

The Company operates under two business segments in continuing operations which are evaluated on a revenue and net income basis. Expenses for professional services, stock-based compensation and certain interest costs are considered corporate expenses. The direct marketing segment includes revenue and associated costs for lead generation. The operating results of businesses the Company sold in February 2011 are reported in discontinued operations. PhoneGuard is engaged in the sale of cellular software.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The table below presents certain financial information by business segment for the six months ended June 30, 2011:

SIX MONTHS ended June 30, 2011	Direct Marketing	PhoneGuard	Segment Totals		Corporate		Consolidated
Revenue from external customers	$496,532	$24,519		$521,051		$-	$521,051
Interest expense	$-	$-		$-		$(65,950)	$(65,950)
Depreciation and amortization	$(20,358)	$(271,176)		$(291,534)	$		$(291,534)
Income tax expense	$-	$-	$			$-	$-
Net loss	$(619,353)	$(3,457,846)		$(4,077,199)		$(8,573,577)	$(12,650,776)
							-
Segment fixed assets & intangibles	$99,250	$102,500		$201,750		$-	$(201,750)
Fixed assets, intangibles & goodwill additions (disposals), net	$-	$(1,917,389)		$(1,917,389)		$-	$(1,917,389)
Total assets	$138,326	$158,487		$286,813		$3,581,627	$3,878,440

The table below presents certain financial information by business segment for the six months ended June 30, 2010:

SIX MONTHS ended June 30, 2010	Direct Marketing	PhoneGuard	Segment Totals	Corporate	Consolidated
Revenue from external customers	$338,746	$364	$339,110	$-		$339,110
Interest expense	$-	$-	$-	$(1,916)		$(1,916)
Depreciation and amortization	$(95,778)	$(111,608)	$(207,386)	$-		$(207,386)
Income tax expense	$-	$-	$-	$-	$
Net loss	$(806,996)	$(322,527)	$(1,129,523)	$(590,858)		$(1,720,381)

Segment fixed assets & intangibles	$208,499	$2,586,824	$2,795,323	$-		$2,795,323
Fixed assets, intangibles & goodwill additions (disposals), net	$53,425	$2,698,425	$2,751,850	$-		$2,751,850
Total assets	$780,193	$2,587,265	$3,367,458	$129,648		$3,497,106

The table below presents certain financial information by business segment for the three months ended June 31, 2011:

THREE MONTHS ended June 30, 2011	Direct Marketing	PhoneGuard	Segment Totals	Corporate	Consolidated
Revenue from external customers	$199,183	$(2,892)	$196,291	$-	$196,291
Interest expense	$-	$-	$-	$(55,391)	$(55,391)
Depreciation and amortization	$(10,179)	$(135,588)	$(145,767)	$-	$(145,767)
Income tax expense	$-	$-	$-	$-	$-
Net loss	$(473,507)	$(3,016,991)	$(3,490,498)	$(8,278,274)	$(11,768,772)

Segment fixed assets & intangibles	$99,250	$102,500	$201,750	$-	$201,750
Fixed assets, intangibles & goodwill additions (disposals), net	$-	$(1,917,389)	$(1,917,389)	$-	$(1,917,389)
Total assets	$2,341,281	$158,487	$2,499,768	$1,378,672	$3,878,440

The table below presents certain financial information by business segment for the three months ended June 31, 2010:

THREE MONTHS ended June 30, 2010	Direct Marketing	PhoneGuard	Segment Totals	Corporate	Consolidated
Revenue from external customers	$212,814	$-	$212,814	$-	$212,814
Interest expense	$-	$-	$-	$(89)	$(89)
Depreciation and amortization	$40,440	$(111,608)	$(71,168)	$-	$(61,619)
Income tax expense	$-	$-	$-	$-	$-
Net loss	$(431,705)	$(322,527)	$(754,232)	$(316,746)	$(1,070,978)

Segment fixed assets & intangibles	$208,499	$2,586,824	$2,795,323	$-	$2,795,323
Fixed assets, intangibles & goodwill additions (disposals), net	$53,425	$2,698,425	$2,751,850	$-	$2,751,850
Total assets	$780,193	$2,587,265	$3,367,458	$129,648	$3,497,106

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. To our knowledge, no legal proceedings, government actions, administrative actions, investigations, or claims currently pending against or involving the Company that, in the opinion of our management, could reasonably be expected to have material effects on the business and financial condition.

NOTE 9 - DISCONTINUED OPERATIONS

In February 2011, the Company sold its e-mail business, databases, and 1 Touch Marketing business for $175,000 in cash and settlement of $14,000 of accounts payable plus a percentage of all revenue generated over a 24 month period from our sales force, most of who were hired by the purchaser and from customers on a customer list. The maximum additional payment of sales royalties is capped at $1.5 million in the first year and $1.5 million in the second year. The operating amounts associated with these product lines are reported as discontinued operations in the accompanying consolidated financial statements. The company recorded a net gain on the asset sale of $116,218 which is presented in discontinued operations for the six months ended June 30, 2011. Our continuing operations are from PhoneGuard subsidiary and lead generation business.

Revenues and pretax income (loss) from discontinued operations were as follows:

	Six Months Ended June 30,
	2011	2010
Revenue	$157,191	$925,055

Net gain (loss) before income taxes	$10,344	$(1,598,650)

NOTE 10 - BIEBER BRANDS AND ASSOCIATES AGREEMENTS

On May 10, 2011, the Company entered into agreements with Justin Bieber Brands, LLC, and certain associates of Justin Bieber (collectively, the “Bieber Agreement”) as well as a related agreement with a company managed by Keith St. Clair, our new Chairman of the Board. The key element is for Justin Bieber to act as a spokesman for our DriveSafe software and its potential to substantially reduce injuries and save lives from traffic accidents.  Justin Bieber is committed to reduce texting while driving. Bieber has agreed to endorse DriveSafe in a number of ways, both online and in person over the term of the Bieber Agreement.

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
●
Originally covered North America, Central America, and South America. On July 15, 2011, the Company purchased all worldwide rights to the anti-texting software including any agreements with Justin Bieber and associates (see Note 11).

●
Warrants to purchase 121,160,749 shares of common stock at $0.01 per share or a total of 16.4% of the Company on a fully diluted basis, exercisable over three years with full anti-dilution protection for sales below the exercise price;

●
Pre-emptive rights for sales of equity and common stock equivalents above $0.01 per share so the Bieber Group may maintain their 16.4% ownership right; and Sales royalties based on all sales of DriveSafe during the term;

●
The fair value of these warrants is $937,785 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), expected term of three years based on the contracted term, volatility of 200% (based on historical volatility), and a risk-free interest rate of 0.94%.

The Company’s new Board Chairman, Mr. Keith St. Clair, played a key role in negotiating the Bieber Agreements. As a result, effective May 10, 2011, we also entered into an agreement with The Big Company, LLC, a company in which Mr. St. Clair is a manager. The key terms of The Big Company agreement are:

●	Term of one year to be extended as long as the Bieber Group agreements remain in effect;
●
Originally covered North America, Central America and South America. On July 15, 2011, the Company purchased all worldwide rights to the anti-texting software including any agreements with Justin Bieber and associates (see Note 11).

●	Issued 18,000,000 shares of common stock, with a fair value of $153,000 based on the grant date market closing price of the stock which was $0.0085;
●	Issued 37,000,000 one year warrants exercisable at $0.01 per share with a fair value of $215,710 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), expected term of one year, volatility of 211% (based on historical volatility), and a risk-free interest rate of 0.19%;
●
Issued 25,000,000 one year warrants exercisable at $0.02 per share; with a fair value of $122,000 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), expected term of one year, volatility of 211% (based on historical volatility), and a risk-free interest rate of 0.19%;

●	Similar pre-emptive rights as the Bieber Group, although not keyed to a percentage and the same anti-dilution protection;
●
A consulting fee of $20,000 per month which accrues until we raise $500,000 or enter into a factoring agreement in which case we pay $10,000 per month with the balance accruing until we raise $5,000,000. The consulting fees will be deducted from the royalties as described below;

●	Sales royalties based upon a percent of adjusted gross profit after deducting activation and software costs and royalties payable to the Bieber Group;
●	Provided an option to take up to 50% of sales royalties due and receive shares of common stock at $0.01 per share with a maximum of 25,000,000 shares issuable.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

    In May 2011, the Company valued a total of 183,160,749 warrants at $1,275,495 as discussed above and recorded a prepaid asset, allocated to current and non-current, and is being amortized over the 3 year term of the above mentioned agreements. As of June 30, 2011, the unamortized portion was $425,165 current and $790,098 non-current.

Due to the price protection provisions in the various warrant grants, the warrant values are treated as derivative liabilities in the consolidated financial statements. This results in the Company incurring non-cash gains or losses each quarter during the term of the warrants. If the price from day one to the last day of a quarter increases, then the Company will report a non-cash loss. Conversely, the Company will report a non-cash gain if the price decreases (see Note 2).

NOTE 11 - SUBSEQUENT EVENTS

On July 15, 2011, Options Media Group Holdings, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “Agreement”) with Cellular Spyware, Inc. (“CSI”) and Anthony Sasso (“Sasso”). In connection with the Agreement, the Company purchased all of the intellectual property to the anti-texting software owned by CSI (the “Assets”). The Company had previously licensed the Assets and had all rights to North America, South America, and Central America. As a result of the Agreement, the Company now owns all worldwide rights to the Assets. As consideration for the Assets, the Company paid CSI $300,000 in cash, a $450,000 promissory note (the “Note”) and 25 million shares of the Company’s common stock (subject to a Lock-Up/Leak-Out Agreement as described below) (the “Consideration Shares”). The Note is payable in 17 monthly installments of $25,000 beginning August 20, 2011.

On July 15, 2011, the Company entered into a Settlement and Release Agreement with Sasso (the “Release Agreement”) whereby Sasso released the Company from any claims arising from his employment, including any potential severance. In consideration for entering into the Release Agreement, the Company immediately vested Sasso’s outstanding Series C preferred stock (which is convertible into 42,749,787 shares). Sasso agreed to a Lock-Up/Leak-Out Agreement (the “Lock-Up”) which limits the sales of Sasso’s shares to: (i) 10,000,000 shares during the first month after entering into the Lock-Up and (ii) beginning August 1, 2011 (and in every calendar month thereafter), 10% of the total trading volume of the Company’s common stock for the prior calendar month. In connection with the Release Agreement and Lock-Up, the Company filed a registration statement on Form S-8 prior to filing a Form 8-K registering 10,000,000 of Mr. Sasso’s shares. Additionally, CSI and Sasso agreed to a Lock-Up/Leak-Out Agreement which limits the sales of the Consideration Shares to 10% of the average trading volume for the Company’s common stock for the prior 30 day period beginning on August 15, 2011, and every 30 day period thereafter.

On July 15, 2011, all Series C preferred stock was converted to 87,499,575 shares of common stock.

On July 20, 2011, the employment agreements of the Company’s Board Chairman and CEO were amended. They shall, within 90 days of the date of the Amendment, have the right to purchase 10,000,000 and 12,500,000 shares, respectively, of common stock of the Company at $0.01 per share.

In July 2011, investors exercised 6,000,000 warrants on a cashless basis for 5,101,257 shares of common stock.

In July 2011, the Company received $500,000 for the purchase of 5,000 Series G Preferred Stock and paid a commission of $16,000.

In July 2011, the Company granted a total of 9,350,000 five year non-plan stock options to five employees and one director exercisable at $0.05 per share. The options shall vest quarterly over a three year period with the first vesting date being September 30, 2011. Unvested shares are subject to continued service on each applicable vesting date. The options were valued on the grant date at $0.0471 per share or $440,729 using the Black Scholes option pricing model with the following assumptions: stock price of $0.05 (based on the grant date quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 219% (based on historical volatility), and a risk-free interest rate of 0.66%.

In July 2011, the Company amended the February 25, 2011, note with a principle balance of $150,000 to add a conversion feature making the note convertible at $0.01 per share.  All other terms of the note remain the same.  The debt modification has been treated as a debt extinguishment under ASC 470-50 and accordingly, all pre-extinguishment discounts were written-off at the modification date, resulting in a loss on extinguishment of debt of approximately $16,000. There is no beneficial conversion value as the conversion price was deemed to be equal to the fair value of the common stock.

In August 2011, as a result of the above mentioned note modification, the note holder converted $55,000 into 5,500,000 shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Options Media had historically been an Internet marketing company providing e-mail services to corporate customers. Additionally, Options Media has a lead generation business and disposed of its SMS text messaging delivery business as discussed below. In 2010, Options Media transitioned by changing its focus to smart phones and acquiring a robust anti-texting program that prohibits people in vehicles from texting, e-mailing, and reading such communications while moving. As part of its focus on mobile software applications, Options Media has also broadened its suite of products by continuing to improve the features of its Drive Safe™ anti-texting software. In conjunction with this change of focus, in February 2011, Options Media sold its e-mail and SMS businesses as described below. Options Media retains its lead generation business. The unaudited consolidated financial statements contained herein retroactively give effect to the February 2011 sale treating the e-mail and SMS businesses as discontinued operations. The revenues for the six months ended June 30, 2011, consisted almost solely of lead generation revenue.

In May 2011, we entered into agreements with Justin Bieber Brands, LLC and certain associates which led to Justin Bieber agreeing to act as spokesperson for Drive Safe™, our core anti-texting product. Although the launch occurred in July, during the second quarter we finalized our marketing strategy in conjunction with Mr. Bieber’s advisors. This led to Options Media offering the base Drive Safe™ product free in order to maximize enrollment in our campaign to reduce the very damaging effects of texting, e-mailing, and talking while driving. At the same time, in order to monetize Drive Safe™, we decided to offer a more robust version on a subscription basis which we call PhoneGuard Pro. We are finalizing PhoneGuard Pro, our web interface, which will provide the following functions:

•	Geo-Fencing: The administrator may set perimeters and receive alerts if the cell phone leaves the designated perimeter.
•	Locator: The administrator can track a phone in real time giving speed and location.
•	Panic Button: The user can send an e-mail and text message with their location to the administrator in the event of an emergency.
•	Speed Control: The administrator gets a text message alert showing the location and speed of the user’s cell phone if they are speeding.
•	Scheduled Timeout: The administrator can govern the time of day the keyboard functions maybe used.
•	Custom Auto Response: The administrator can create an outgoing text message which will be sent to individuals who text the recipient.

PhoneGuard Pro is in beta testing, and we expect a hard launch in September 2011.

Critical Accounting Estimates

This discussion and analysis of our consolidated financial condition presented in this section is based upon our unaudited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our unaudited consolidated financial statements and, therefore, consider these to be our critical accounting policies.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowance for accounts receivable, estimates of depreciable lives and valuation of property and equipment, valuations of discounts on debt, valuation of derivative liabilities, valuation of beneficial conversion features in convertible debt, valuation and amortization periods of intangible assets and software, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation

We adopted ASC 718-20-10: Share Based Payment which establishes the financial accounting and reporting standards for stock-based compensation plans. As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions.  Stock based compensation is measured at fair value at the time of the grant.

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

We, in accordance with ASC 605-45-05 Reporting Revenue Gross as a Principal vs. Net as an Agent, report revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent on and earn a fixed percentage of the sale on a net basis, net of related costs.  Credits or refunds are recognized when they are determinable and estimable.

The following policies reflect specific criteria for our various revenue streams:

Options Media offers lead generation programs to assist a variety of businesses with customer acquisition for the products and services they are selling.  Options Media pre-screens the leads to meet its clients' exact criteria.  Revenue from generating and selling leads to customers is recognized at the time of delivery and acceptance by the customer.

Options Media sold its e-mail business in February 2011 and receives commission from the purchaser on sales made to Options Media’s previous customers. Revenue is recorded when commission is received as there is not enough collection history to record accruals with true-ups to actual. These commissions are reported in discontinued operations.

PhoneGuard currently markets anti-texting mobile software. Sales to distributors and retailers are recognized at the time of shipment as the software licenses have an indefinite term except if the sale is under a consignment arrangement in which case, we recognize the sale only upon the distributor reselling the software. Sales to consumers over the Internet are recognized on a pro rata basis over the term of the subscription period.

New Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Results of Operations

Overview

Key highlights for the three months ended June 30, 2011 were as follows:

•	Options Media now focuses 100% of its efforts to develop and market its mobile software applications;
•	In May 2011, we entered into endorsement agreements with Justin Bieber and his associates to promote our Drive Save™ software;
•	In May 2011, we appointed a new Chairman of the Board;
•	In June 2011, we contracted with two large advertisement agencies to promote our Drive Safe™ software and boost public relations;
•	We made significant progress in the development of our Drive Safe™ software, and we expect to launch PhoneGuard Pro in September 2011.
•	We raised $1,860,000 from our Series A preferred stock offering;
•	We raised $1,774,966 from our Series G preferred stock offering through June 30, 2011, and subsequently raised an additional $500,000 from this offering;
•
For the three months ended June 30, 2011, our net loss from continuing operations was $11,768,772; however, this net loss included four significant non-cash charges making up for 88% of the net loss from continuing operations.

o	Non-cash loss on the change in the fair market value of a warrant liability (see Note 2) resulting from the increase in the trading price of our common stock;	$6,112,805
o	Non-cash loss on the impairment of a software license and prepaid royalties;	2,053,197
o	Non-cash charges related to restricted common stock, stock options, vested shares of preferred stock Series C & E, amortization of prepaid marketing expense, and adjustment for stock warrants;	2,008,180
o	Non-cash charges from other amortization, depreciation, and debt discount;	192,973
o	Total non-cash charges, representing 88% of the net loss from continuing operations for the three months ended June 30, 2011.	$10,367,155

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

	2011	2010	Period-over-period change	Period-over-period change
Revenues	$196,291	$212,814	$(16,523)	-8%

Options Media generates revenues from the sales of lead products and PhoneGuard mobile software applications. PhoneGuard revenues were $2,892 due to a customer refund of $4,500 from a sale in March 2011 (there was no sales allowance yet established as Management did not have enough transaction history to reasonably estimate a sales allowance).

The decrease in net revenues from continuing operations was primarily due to the loss of our largest customer from the leads product line. We expect a significant decline in this revenue stream as the forward focus is aimed exclusively at promoting our mobile software applications.

	2011	2010	Period-over-period change	Period-over-period change
Cost of Revenues	$136,230	$125,347	$10,883	9%
Percentage of revenues	69%	59%

The cost of revenues included fees due to outsourced data and data services. The increase in cost of revenues from continuing operations was due to increased costs for outsourced data and data services.

	2011	2010	Period-over-period change	Period-over-period change
Gross Profit	$60,061	$87,467	$(27,406)	-31%

The decline in gross profit from continuing operations was a direct function of a decrease in net revenues compounded by the increase in cost of revenues.

Operating Expenses	2011	2010	Period-over-period change	Period-over-period change
Server hosting and technology services	$-	$5,500	$(5,500)	-100%
Compensation and related costs	2,354,873	529,557	1,825,316	345%
Commissions	16,209	17,501	(1,292)	-7%
Advertising	222,619	45,301	177,318	391%
Rent	51,262	54,927	(3,665)	-7%
Impairment of software license	2,053,197	-	2,053,197	100%
Other general and administrative	978,211	512,599	465,612	91%
Total operating expenses	$5,676,371	$1,165,385	$4,510,986	387%

Compensation and related costs from continuing operations include salaries, payroll related taxes, and stock-based compensation. These expenses increased $1,825,316 and were primarily due to $1,549,151 increase in non-cash stock-based compensation, of which $971,963 (or 63%) was precisely related to the Bieber agreements and our new Board Chairman, who played a key role in negotiating the Bieber agreements. Salaries increased $276,165 due to increased personnel supporting the continuing operations of the mobile software business.

Commissions from continuing operations declined $1,292 due to a corresponding decline in leads revenue. Options Media pays commissions only on collections of customer receivables and the commission rates may vary depending on the product sold.

Advertising expenses from continuing operations increased by $177,318  which was primarily due to $126,850 for various video productions with Justin Bieber and the Brown family, $32,583 for fees to an advertisement agency, and $17,885 for other advertisement initiatives related to our Drive Safe™ software.

Rent expense from continuing operations declined $3,665 due to a renegotiation of our lease agreement.

Impairment of software license of $2,053,873 represented a one-time non-cash charge that resulted from a full impairment of the anti-virus software license and the prepaid royalties associated with that software license. The software license was originally acquired for $2,528,426 in April 2010, and $611,037 had been amortized as of June 30, 2011, leaving a remaining net book balance of $1,917,389. At the time we purchased the sublicense, we also acquired the prepaid royalties to the software owner. The net book value of the prepaid royalties at June 30, 2011, was $135,808. Options Media is devoting all resources to developing and marketing its Drive Safe™ software and decided not to exploit the anti-virus software license it acquired in April 2010. After careful analysis, Options Media determined during the three months ended June 30, 2011, to no longer market the anti-virus product. As a result, we expensed the entire net book balance of the license and prepaid royalties associated with that license.

Other general and administrative expenses from continuing operations increased by $465,612 which included $496,422 in consulting fees (this represented $214,587 directly attributable to negotiating and signing the Bieber agreements; $74,000 to an interim Chief Technology Officer and since hired as an employee; $7,412 to independent software programmers; and $200,423 arising from an anti-dilution price adjustment to outstanding warrants). Also included were $35,194 additional legal fees supporting this new activity; $34,000 in prepaid expenses written-off (that represented the software product boxes purchased prior to the Bieber agreements; the revised software product boxes shall feature Justin Bieber pictured on the boxes). These increases in other general and administrative expenses from continuing operations were partially offset by $99,510 decline in other costs.

Other Income (Expense)	2011	2010	Period-over-period change	Period-over-period change
Other income	$15,734	$-	$15,734	100%
Settlement gain	-	7,029	(7,029)	-100%
Change in fair market value of warrant liability	(6,112,805)	-	(6,112,805)	-100%
Interest expense	(55,391)	(89)	(55,302)	62137%
Total other income (expense), net	$(6,152,462)	$6,940	$(6,159,402)	88752%

Other income (expense) from continuing operations increased primarily to $15,000 in sublease income (see Note 6).

Settlement gain decreased $7,029 because there were no settlement gains for the three months ended June 30, 2011.

Change in fair market value of warrant liability from continuing operations increased $6,112,805. Due to the price protection provisions in outstanding warrants, the values were treated as derivative liabilities in the unaudited consolidated financial statements. This results in non-cash gains or losses each quarter during the term of the warrants. We will report a non-cash loss if our common stock price from day one to the last day of a quarter increases. Conversely, we will report a gain if our common stock price decreases. The losses or gains may be substantial. As of June 30, 2011, the closing price of our common stock increased from the closing price at May 9, 2011, the date we valued the Justin Bieber and associates' warrants. This resulted in a non-cash loss of $6,112,805 from the change in fair market value of the warrant liability. Options Media accounts for the outstanding warrants under guidance of ASC Topic 815: “Derivatives and Hedging” (see Note 2: Accounting for Derivatives).

Interest expense from continuing operations increased by $55,302 due primarily to $4,550 interest expense and $49,731 debt discount on two notes payable (see Note 3).

No tax benefit or expense was recorded for the three months ended June 30, 2011 and 2010.

	2011	2010	Period-over-period change	Period-over-period change
Net Loss from Continuing Operations	$(11,768,772)	$(1,070,978)	$(10,697,794)	999%

The net loss from continuing operations for the three months ended June 30, 2011, compared to the net loss for the three months ended June 30, 2010, included several non-cash components that negatively affected the results of operations.

	For the three months ended June 30,		Period-over-period change
	2011	2010
Non-cash loss on the change in the fair market value of a warrant liability (see Note 2), resulting from the increase in the trading price of our common stock;	$6,112,805	$-	$6,112,805
Non-cash loss on the impairment of a software license and prepaid royalties;	2,053,197	-	2,053,197
Non-cash charges related to restricted common stock, stock options, vested shares of preferred stock Series C & E, and amortization of prepaid marketing expense;	2,008,180	258,606	1,749,574
Non-cash charges from amortization, depreciation, and debt discount;	192,973	281,788	(88,815)
Total non-cash charges, representing 88% of the net loss from continuing operations for the three months ended June 30, 2011.	$10,367,155	$540,394	$9,826,761

Loss from discontinued operations
	2011	2010	Period-over-period change	Period-over-period change
Loss from discontinued operations, net of income tax benefit of $0	$(25,980)	$(1,665,160)	$1,639,180	-98%

Loss from discontinued operations declined significantly due to timing. This relates to the sale of our email and postal direct marketing business. We expected nominal wind-down activity for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

	2011	2010	Period-over-period change	Period-over-period change
Revenues	$521,051	$339,110	$181,941	54%

Options Media generates revenues from the sales of lead products and PhoneGuard mobile software applications. PhoneGuard revenues were $24,519.

The increase in net revenues from continuing operations was related to the acquisition of one higher volume customer that was subsequently lost before the end of the second quarter. We expect a continuing decline in this revenue stream and the forward focus is aimed exclusively at promoting our mobile software applications.

	2011	2010	Period-over-period change	Period-over-period change
Cost of Revenues	$324,046	$235,284	$88,762	38%
Percentage of revenues	62%	69%

The cost of revenues included fees due to outsourced data and data services. The increase in cost of revenues from continuing operations was due to increased costs for outsourced data and data services.

	2011	2010	Period-over-period change	Period-over-period change
Gross Profit	$197,005	$103,826	$93,179	90%

The increase in gross profit was a function of increased revenue combined with a lower cost of revenue (as a percentage of revenue).

Operating Expenses	2011	2010	Period-over-period change	Period-over-period change
Server hosting and technology services	$-	$5,500	$(5,500)	(100)%
Compensation and related costs	2,710,800	932,458	1,778,342	191%
Commissions	41,084	55,390	(14,306)	-26%
Advertising	335,680	45,301	290,379	641%
Rent	100,552	109,854	(9,302)	-8%
Impairment of software license	2,053,197	-	2,053,197	100%
Other general and administrative	1,443,447	777,370	666,077	86%
Total operating expenses	$6,684,760	$1,925,873	$4,758,887	247%

Compensation and related costs from continuing operations include salaries, payroll related taxes, and stock-based compensation. These expenses increased $1,778,342 and was primarily due to $1,188,288 increase in non-cash stock-based compensation, of which $971,963 (or 82%) was precisely related to the Bieber agreements and our new Board Chairman, who played a key role in negotiating the Bieber agreements. Salaries increased $590,054 due to increased personnel supporting the continuing operations of the mobile phone software business.

Commissions from continuing operations declined $14,306. Options Media pays commissions only on collections of customer receivables and the commission rates may vary depending on the product sold.

Advertising from continuing operations increased $290,379 which was primarily due to $126,850 for various video productions with Justin Bieber and the Brown family, $32,583 for fees to an advertisement agency, and $102,564 for tradeshows. The remaining difference of $28,382 was related to other advertisement initiatives related to our Drive Safe™ software.

Rent expense from continuing operations declined by $9,302 due to a renegotiation of our lease agreement.

Impairment of software license of $2,053,197 represented a one-time non-cash charge that resulted from a full impairment of the anti-virus software license and the prepaid royalties associated with that software license. The software license was originally acquired for $2,528,426 in April 2010, and $611,037 had been amortized as of June 30, 2011, leaving a remaining net book balance of $1,917,389. At the time we purchased the sublicense, we also acquired the prepaid royalties to the software owner. The net book value of the prepaid royalties at June 30, 2011, was $135,808. Options Media is devoting all resources to developing and marketing its Drive Safe™ software and decided not to exploit the anti-virus software license it acquired in April 2010. After careful analysis, the Options Media determined during the three months ended June 30, 2011, to no longer market the anti-virus product. As a result, we expensed the entire net book balance of the license and prepaid royalties associated with that license.

Other general and administrative expenses from continuing operations increased $666,077 which included $557,079 in consulting fees (this represented $214,587 directly attributable to negotiating and signing the Bieber agreements; $74,000 to an interim Chief Technology Officer and since hired as an employee; $68,069 to independent software programmers and consultants; and $200,423 arising from an anti-dilution price adjustment to outstanding warrants). Also included were $29,265 additional legal fees supporting this new activity; $34,000 in prepaid expenses written-off (that represented the software product boxes purchased prior to the Bieber agreements; the revised software product boxes shall feature Justin Bieber pictured on the boxes). These increases in other general and administrative expenses from continuing operations were partially offset by $89,275 decline in other costs.

Other Income (Expense)	2011	2010	Period-over-period change	Period-over-period change
Other income	$15,734	$-	$15,734	100%
Settlement gain	-	103,582	(103,582)	-100%
Change in fair market value of warrant liability	(6,112,805)	-	(6,112,805)	-100%
Interest expense	(65,950)	(1,916)	(64,034)	3342%
Total other income (expense), net	$(6,163,021)	$101,666	$(6,264,687)	6162%

Other income (expense) from continuing operations increased primarily to $15,000 in sublease income (see Note 6).

Settlement gain decreased $103,582 because there were no settlement gains for the six months ended June 30, 2011.

Change in fair market value of warrant liability increased $6,112,805. Due to the price protection provisions in outstanding warrants, the values were treated as derivative liabilities in the unaudited consolidated financial statements. This results in non-cash gains or losses each quarter during the term of the warrants. We will report a non-cash loss if our common stock price from day one to the last day of a quarter increases. Conversely, we will report a gain if our common stock price decreases. The losses or gains may be substantial. As of June 30, 2011, the closing price of our common stock increased from the closing price at May 9, 2011, the date we valued the Justin Bieber and associates warrants. This resulted in a non-cash loss of $6,112,805 from the change in fair market value of the warrant liability. Options Media accounts for the outstanding warrants under guidance of ASC Topic 815: “Derivatives and Hedging” (see Note 2: Accounting for Derivatives).

Interest expense from continuing operations increased by $64,034 due primarily to $6,276 interest expense and $58,054 debt discount on two notes payable (see Note 3).

No tax benefit or expense was recorded for the six months ended June 30, 2011 and 2010.

	2011	2010	Period-over-period change	Period-over-period change
Net Loss from continuing operations	$(12,650,776)	$(1,720,381)	$(10,930,395)	635%

The net loss from continuing operations for the six months ended June 30, 2011, compared to the net loss for the six months ended June 30, 2010, included several non-cash components that negatively affected the results of operations.

	For the six months ended June 30,		Period-over-
	2011	2010	period change
Non-cash loss on the change in the fair market value of a warrant liability (see Note 2), resulting from the increase in the trading price of our common stock;	$6,112,805	$-	$6,112,805
Non-cash loss on the impairment of a software license and prepaid royalties;	2,053,197	-	2,053,197
Non-cash charges related to restricted common stock, stock options, vested shares of preferred stock Series C & E, and amortization of prepaid marketing expense;	2,093,512	664,801	1,428,711
Non-cash charges from amortization, depreciation, and debt discount;	349,588	329,762	19,826
Total non-cash charges, representing 84% of the net loss from continuing operations for the three months ended June 30, 2011.	$10,609,102	$994,563	$9,614,539

	2011	2010	Period-over-period change	Period-over-period change
Income (loss) from discontinued operations	$10,344	$(1,598,650)	$1,608,994	-101%

Loss from discontinued operations declined significantly due to timing. This relates to the sale of our email and postal direct marketing business. We expected nominal wind-down activity for the six months ended June 30, 2011, as compared to six months ended June 30, 2010.

Liquidity and Capital Resources

For the six months ended June 30, 2011, we used $1,362,259 in cash from continuing operations.  The cash used consisted of our net loss $12,640,432 offset by certain larger non-cash items including $2,093,512 for stock and stock option compensation, $291,534 for depreciation and amortization, $1,917,389 for asset impairment, $135,808 for write-off of royalties, $6,112,805 for change in warrant liability, and $58,054 for debt discount.

For the six months ended June 30, 2011, we used $3,835 for investing activities related to the purchase of property and equipment.

For the six months ended June 30, 2011, we were provided $3,659,060 from financing activities. We received $175,000 from the sale of the E-mail business and $145,500 from a new promissory note which is secured by all of Options Media’s assets (and is due August 22, 2011). Options Media also received $1,860,000 for Series A preferred stock offering and $1,774,966 for Series G preferred stock offering. These stock offerings and note financing activities were offset by $287,488 in financing costs and repayment of a convertible note. We also paid $8,918 in Series A preferred stock dividends.

As of August 19, 2011, we had approximately $1,500,000 in available cash and no balance in net accounts receivable. We also had two convertible notes outstanding of which $95,000 is due in October and $166,313 is payable on demand. In July 2011, we negotiated the purchase of the Drive Safe™ software and have a note outstanding of $425,000 of which requires monthly payments of $25,000. During July 2011, we received subscriptions for $500,000 from our Series G preferred stock offering. To remain operational through the next 12 months, we will need to improve our cash flows. To accomplish this, our management is focused on generating sales from our mobile phone software products and continues to actively manage our discretionary expenses. If we are unable to generate sufficient sales from our mobile software products, we will seek additional financing to cover our expenditures. Any additional financing may not be available on terms that are favorable to us, if at all. Any additional equity financing may be very dilutive to our existing shareholders. If we are unsuccessful in our efforts to increase cash flows from operations to cover our expenditures or raise additional funds in financing, we may not remain operational over the next 12 months.

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure.  We expect to spend $150,000 on additional capital expenditures for the remainder of 2011 for the development of additional software functions and to purchase equipment.

The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of Options Media to continue as a going concern. There are no assurances that Option Media will be able to achieve and sustain profitable operations or continue as a going concern.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 6 to the unaudited consolidated financial statements.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 1 to the unaudited consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity and capital expenditures, expectations regarding our revenues, and our expectations regarding the launch of PhoneGuard Pro.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the impact of intense competition, the continuation or worsening of current economic conditions and the condition of the domestic and global credit and capital markets, failure to gain market acceptance of the software from consumers and retail outlets, any unanticipated changes to the working relationship between Justin Bieber and PhoneGuard, the willingness and the ability of downloaders to pay for PhoneGuard Pro and unanticipated problems in connection with our planned launch.

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

ITEM  3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Exchange Act.  Based on their evaluation, our management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting as defined in Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material changes to any previously disclosed litigation.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 (the “Securities Act”), as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Series D Holders (1)	4/5/11 through 6/14/11	3,658,482 shares of common stock	Conversion of 152,808 shares of Series D preferred stock
Legal (2)	5/2/11	$210,000 convertible notes, convertible at $0.011 per share and 3,000,000 three-year warrants exercisable at $0.011 per share	In lieu of cash for legal services
Investors (2)	5/2/11	68,035.96 shares of Series F preferred stock	Anti-dilution shares
Series F Holders (1)	6/3/11	68,035,960 shares of common stock	Conversion of 68,035.96 shares of Series F preferred stock
Investors (2)	5/24/11 through 6/6/11	6,750 shares of Series G preferred stock	Private placement purchases
Series G Holders (1)	6/3/11	177,500,000 shares of common stock	Conversion of 17,750 shares of Series G preferred stock
Warrant Holder (1)	6/27/11	5,647,458 shares of common stock	Cashless exercise of warrants

(1) The securities were issued in reliance upon the exemption provided by Section 3(a)(9) under the Securities Act.
(2) The securities were issued in reliance upon the exemption provided by Section 4(2) and Rule 506 under the Securities Act.  There was no general solicitation and the investors were accredited.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    REMOVED AND RESERVED

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

August 22, 2011
/s/ Scott Frohman
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

August 22, 2011	/s/ Steve Stowell
Steve Stowell
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	6/25/08	3.1
3.2	Certificate of Amendment – Name Change	8-K	6/25/08	3.2
3.3	Certificate of Change	8-K	6/25/08	3.3
3.4	Certificate of Designation - Series A & Series B	10-K	3/31/10	3.4
3.5	Amendment to Certificate of Designation - Series B	10-K	3/31/10	3.5
3.6	Certificate of Amendment - Increased Capital	10-K	3/31/10	3.6
3.7	Certificate of Amendment - Increased Capital	10-Q	8/13/10	3.4
3.8	Certificate of Amendment - Increased Capital				Filed
3.9	Certificate of Designation - Series C & Series D	10-Q	8/13/10	3.7
3.10	Certificate of Correction - Series D	10-Q	8/13/10	3.8
3.11	Amendment to Certificate of Designation – Series D	10-Q	8/13/10	3.9
3.12	Amendment to Certificate of Designation – Series A	10-Q	11/15/10	3.10
3.13	Amendment to Certificate of Designation – Series C	10-Q	11/15/10	3.11
3.14	Certificate of Designation – Series E	10-Q	11/15/10	3.12
3.15	Bylaws	SB-2	11/8/07	3.2
3.16	First Amendment to Bylaws	8-K	9/25/08	3.1
3.17	Second Amendment to Bylaws	10-K	3/31/10	3.9
3.18	Third Amendment to Bylaws				Filed
10.1	Summary of Russell Strunk Employment Agreement*	10-K	5/16/11	10.3
10.2	Asset Purchase Agreement dated April 16, 2010	10-K	5/16/11	10.4
10.3	Anthony Sasso Employment Agreement*	**	**	**
10.4	Daniel Lansman Promissory Note	10-K/A	10/16/09	10.17
10.5	Scott Frohman Series C Agreement*	10-K	5/16/11	10.12
10.6	Amendment to Scott Frohman Series C Agreement*	10-K	5/16/11	10.13
10.7	Anthony Sasso Series C Agreement*	10-K	5/16/11	10.18
10.8	Amendment to Anthony Sasso Series C Agreement*	10-K	5/16/11	10.19
10.9	RVH Security Agreement dated February 25, 2011	10-K	5/16/11	10.22
10.10	Database Purchase Agreement	10-K	5/16/11	10.23
10.11	RVH Secured Promissory Note dated February 25, 2011	10-K	5/16/11	10.24
10.12	Securities Purchase Agreement – Series A Offering				Filed
10.13	Form of Warrants – Series A Offering				Filed
10.14	Form of Subscription Agreement – Series G Offering				Filed
10.15	Scott Frohman Employment Agreement*				Filed
10.16	Amendment to Scott Frohman Employment Agreement*				Filed
10.17	Keith St. Clair Employment Agreement*				Filed
10.18	Amendment to Keith St. Clair Employment Agreement*				Filed
10.19	Scott Frohman Option Agreement*	S-8	7/27/11	4.1
10.20	Keith St. Clair Option Agreement*	S-8	7/27/11	4.2
10.21	Form of Warrant - Bieber Brands and Associates				Filed
10.22	The Big Company Agreement ***				Filed***
10.23	Bieber Brands Agreement ***				Filed***
10.24	Remster 2 Agreement ***				Filed***
10.25	The Last Gang Agreement ***				Filed***
10.26	The Big Company Warrant				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document ****
101.SCH	XBRL Taxonomy Extension Schema Document ****
101.CAL	XBRL Taxonomy Calculation Linkbase Document ****
101.LAB	XBRL Taxonomy Labels Linkbase Document ****
101.PRE	XBRL Taxonomy Presentation Linkbase Document ****
101.DEF	XBRL Definition Linkbase Document ****

*	Management Compensatory Plan or Arrangement.
**	Contained as an Exhibit in Exhibit 10.2 above.
***	Filed pursuant to a confidential treatment request for certain portions of this document. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
****
Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Robin Roimi.