Form 10-Q
period 2011-09-30
Options Media Group Holdings, Inc.
filed 2011-11-14
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Class	Outstanding at November14, 2011
Common Stock, $0.001 par value per share	967,967,465 shares

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$831,716	$35,756
Accounts receivable, net of allowance for doubtful accounts of $200,311 and $212,583 at September 30, 2011 and December 31, 2010, respectively	–	392,025
Prepaid expenses	262,450	204,045
Prepaid marketing expense	429,214	–
Other current assets	17,408	9,632
Total current assets	1,540,788	641,458
Property and equipment, net of accumulated depreciation of $78,995 and $47,566 at September 30, 2011 and December 31, 2010, respectively	62,908	79,351
Prepaid marketing expense, net of current portion	683,807	–
Intangible assets, net of accumulated amortization of $93,750 and $367,361 at September 30, 2011 and December 31, 2010, respectively	1,051,250	2,291,065
Other non-current assets	38,217	36,422
Assets of discontinued operations held for sale	–	80,893
Total assets	$3,376,970	$3,129,189
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$510,164	$629,123
Accrued expenses	278,582	396,468
Customer deposits	241,973	–
Deferred revenue	4,958	15,073
Warrant liability	3,945,689	–
Note payable	300,000	–
Convertible notes payable	266,313	–
Due to related parties	70,000	30,498
Other current liabilities	50,358	94,453
Total current liabilities	5,668,037	1,165,615
Notes payable, net of current portion	100,000	–
Total liabilities	5,768,037	1,165,615
Commitments and contingencies (Note 12)
Options Media Group Holdings, Inc. (OPMG) stockholders’ (deficit) equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized
Preferred stock; $0.001 par value Series A, 18,600 and none issued and outstanding at September 30, 2011 and December 31, 2010, respectively	19	–
Preferred stock; $0.001 par value Series B, C, E, F, G none issued and outstanding at both September 30, 2011 and December 31, 2010	–	–
Preferred stock; $0.001 par value Series D, 483,633 and 1,856,797 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	484	1,857
Common stock; $0.001 par value, 1,500,000,000 shares authorized, 962,498,742 and 414,388,121 issued and outstanding at September 30, 2011 and December 31, 2011, respectively	962,501	414,389
Additional paid-in capital	31,362,259	24,291,660
Accumulated deficit	(34,716,330)	(22,744,332)
Total stockholders’ (deficit) equity	(2,391,067)	1,963,574
Total liabilities and stockholders’ (deficit) equity	$3,376,970	$3,129,189

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Net revenues	$4,052	$294,098	$525,103	$633,208
Cost of revenues	–	144,524	324,046	379,808
Gross profit	4,052	149,574	201,057	253,400
Operating expenses:
Compensation and related costs	1,632,643	492,396	4,343,443	1,424,854
Commissions	–	29,763	41,084	85,153
Advertising	319,614	90,801	655,294	136,102
Rent	49,290	50,094	149,842	159,948
General and administrative	625,693	611,285	2,069,140	1,388,655
Impairment of software licenses	82,500	–	2,135,697	–
Server hosting and technology services	–	–	–	5,500
Total operating expenses	2,709,740	1,274,339	9,394,500	3,200,212
Income (loss) from continuing operations	(2,705,688)	(1,124,765)	(9,193,443)	(2,946,812)
Other income (expense):
Change in fair market value of warrant liability	3,442,611	–	(2,670,194)	–
Other income	12,500	–	28,234	–
Interest expense	(7,939)	(70)	(73,889)	(1,986)
Settlement gain (loss)	(18,795)	–	(18,795)	103,582
Loss on extinguishment of debt	(16,117)	–	(16,117)	–
Total other income (expense)	3,412,260	(70)	(2,750,761)	101,596
Income (loss) from continuing operations	706,572	(1,124,835)	(11,944,204)	(2,845,216)
Discontinued operations:
Income (loss) from discontinued operations	3,597	(1,350,599)	(102,277)	(2,949,249)
Gain from sale of discontinued operations	–	–	116,218	–
Income (loss) from discontinued operations, net	3,597	(1,350,599)	13,941	(2,949,249)
Net income (loss)	$710,169	$(2,475,434)	$(11,930,263)	$(5,794,465)
Preferred stock dividends	(32,817)	–	(41,735)	–
Net income (loss) available to common stockholders	$677,352	$(2,475,434)	$(11,971,998)	$(5,794,465)
Earnings (loss) per share, basic and diluted – continuing operations	$0.00	$(0.00)	$(0.02)	$(0.01)
Earnings (loss) per share, basic and diluted – discontinued operations, net	$0.00	$(0.00)	$0.00	$(0.01)
Earnings (loss) per share, basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding:
Basic	902,477,411	288,905,606	618,328,474	239,369,311
Diluted	1,163,884,351	288,905,606	717,975,394	239,369,311

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Operating activities
Net loss	$(11,930,263)	$(5,794,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock granted to non-employees for services	40,000	42,000
Stock granted to employees	40,074	34,675
Stock granted for settlement	18,795	268,608
Stock options granted to employees	1,508,257	352,290
Stock options granted for settlement	–	29,200
Vesting of preferred stock Series C and E	1,188,096	–
Warrants price adjustment	200,423	–
Write-off of prepaid royalties	135,808	–
Change in fair market value of warrant liability	2,670,194	–
Impairment of intangible assets	1,999,889	–
Impairment of goodwill	–	3,096,815
Amortization of prepaid equity instruments	221,353	–
Amortization of prepaid expenses	–	192,368
Amortization of intangibles	364,926	21,693
Amortization of debt discount	58,055	–
Depreciation	31,430	366,781
Bad debt	61,266	149,980
Extinguishment of debt	16,117	–
Changes in operating assets and liabilities:
Accounts receivable	330,759	(180,070)
Prepaid expenses	(61,092)	(6,564)
Other current assets	(7,776)	7,129
Other non-current assets	(1,795)	–
Accounts payable	105,041	(305,502)
Accrued expenses	(107,211)	(186,736)
Customer deposits	241,973	–
Deferred revenues	(10,115)	39,577
Due to related parties	39,502	(32,104)
Other current liabilities	(29,095)	(13,580)
Cash used in continuing operating activities	(2,875,389)	(1,917,905)
Cash provided by (used in) discontinued operating activities	(108,107)	183,269
Investing activities
Purchases of property and equipment, net	(14,987)	–
Purchase of intangible asset	–	(20,000)
Purchase of software	–	(163,425)
Proceeds from sale of intangible asset	175,000	–
Purchase of anti-texting software	(300,000)	–
Cash used in continuing investing activities	(139,987)	(183,425)
Cash used in discontinued investing activities	–	(5,000)
Financing activities
Bank overdraft	–	(27,721)
Proceeds from sales of preferred stock Series A	1,860,000	–
Proceeds from sales of preferred stock Series G	2,074,966	–
Proceeds from sales of common stock	234,200	1,238,780
Proceeds from warrants exercises	–	12,465
Proceeds from loans	145,500	–
Financing costs	(259,800)	(225,282)

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – continued
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Dividends paid	(41,735)	–
Repayments of loans	(93,688)	(237,100)
Principal payments on capital lease obligations	–	(976)
Cash provided by financing activities	3,919,443	760,166
Net increase (decrease) in cash and cash equivalents	795,960	(1,162,895)
Cash at beginning of period	35,756	1,316,067
Cash at end of period	$831,716	$153,172
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,326	$2,379
Cash paid for taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Embedded conversion option liability	$59,671	$–
Settlement of accounts payable in exchange for intangible asset	$14,000	$–
Settlement of accounts payable in exchange for note payable	$210,000	$–
Converted preferred stock Series D to common stock	$30,936	$–
Converted preferred stock Series G to common stock	$207,479	$–
Converted debt to common stock	$50,000	$109,900
Converted accrued interest to common stock	$10,675	$–
Issued note payable for asset acquisition	$450,000	$–
Issued common stock for asset acquisition	$375,000	$2,635,500
Issued prepaid common stock for services to be rendered	$153,000	$255,484
Issued common stock in exchange for current liability	$15,000	$–
Issued common stock for warrants exercised	$10,748	$–
Issued ratchet shares of common stock	$77,394	$–
Issued warrants with derivative characteristics	$1,275,495	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of Business

Options Media Group Holdings, Inc. or the “Company”, “we”, “us", or “our” was incorporated in the state of Nevada and is the holding company for its operating subsidiaries.

In April 2010, through our wholly-owned subsidiary PhoneGuard, Inc., the Company entered into an asset purchase agreement and sublicense agreement with Cellular Spyware, Inc. (“CSI”). The asset acquisition gave the company rights to the name PhoneGuard whereby the Company then entered the mobile and smart phone application market. PhoneGuard acquired certain assets of CSI for an anti-virus and anti-malware software product and became the exclusive marketer within the United States and Canada.During August 2010 (in addition to anti-virus and anti-malware software), the Company also acquired an exclusive license for CSI's rights to a state-of-the-art anti-texting product in North, Central, and South Americas (see below).  The Company did not commercialize the anti-virus product.

In May 2011, the Company entered into an agreement with Bieber Brands to promote the sale of the PhoneGuard product, see Note 9.  In June 2011, the Company changed its focus from the sale of its anti-virus software to the sale of anti-texting software.In July 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with CSI. In connection with the Agreement, the Company purchased all of the intellectual property to the anti-texting software owned by CSI (the “Software”). The Company had previously licensed the Software and had all rights to North, Central, and South Americas. As a result of the Agreement, the Company now owns all worldwide rights to the Software; see Note 4 for additional information.  Around this time, the Company offered a free “lite” version of the Software to consumers via a soft launch.

The Company intends to sell its anti-texting Software in the fourth quarter of 2011, via the following offerings:

•	PhoneGuard: this option is targeted towards teens and is offered to the user via a one-time download cost and provides standard product offerings. It is an advertising supported model.

•
PhoneGuard Family:this option is targeted towards parents and is offered to the user via a one-time download cost.  It is a step up from the PhoneGuard model as it provides additional functionality not included within the PhoneGuard model.  It is not an advertising supported model.

•
PhoneGuard Family Pro:this option is targeted towards parents and is offered to the user via an annual subscription cost.  It is a step up from the PhoneGuard Family model as it provides additional functionality via a web portal that is not included within the PhoneGuard Family model.  It is not an advertising supported model.

•
PhoneGuard Enterprise:this option is targeted towards businesses and is offered via an annual subscription cost.  It is a model that has access to the all of the product’s available offerings and is customizable to meet the specific needs of each of our client’s business.  It is not an advertising supported model.

In February 2011, the Company discontinued its e-mail business (see Note 3). Continuing operations consist of the PhoneGuard business and lead-generation business.

Basis of Presentation

The unaudited interim condensed and consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments and reclassifications) have been made that were deemed necessary to present fairly the results of operations, for the three months and nine months ended September 30, 2011, the cash flows for the nine months ended September 30, 2011, and the financial position as of September 30, 2011. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these unaudited interim financial statements.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2011, the Company had a net loss of $11,930,263 and $2,875,389 of net cash used in continuing operations. At September 30, 2011, the Company had a working capital deficit of $4,127,249.The working capital deficit includes a warrant liability of $3,945,689 (see Note 2). Without derivative accounting treatment, our working capital deficit would have been $181,560.

Additionally, at September 30, 2011, the Company had stockholders’ deficit and an accumulated deficit of $2,391,067 and $34,716,330, respectively. These matters and the Company’s expected needs for capital investments and working capital required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock; preferred stock; issuances of short-term and long-term debt securities; and sales of advertising, data services, and mobile software. In July 2011, the Company raised $500,000 from private placements of preferred and common stock. The Company continues to aggressively manage its operating expenses.The Company’s growth strategy is focused towards PhoneGuard’s anti-texting Software which is anticipated to generate positive cash flows.

As of September 30, 2011, management believes that the Company will meet its expected needs required to continue as a going concern through September 30, 2012, either through cash generated from operations, cash provided by equity, cash provided by debt, or a combination of each.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PhoneGuard, Inc., Options Acquisition Sub, Inc., 1 Touch Marketing, LLC, The LeadLink, Inc., Mobile Connections, Inc. (“MCI”) and Mobile Innovations, Inc. (“MII”). MCI and MII were incorporated in July 2011 for the purposes of researching and developing the Company’s mobile billing model for the PhoneGuard software. All material inter-company balances and transactions have been eliminated in consolidation.

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Under the provisions of ASC 815-40, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), are also required to be accounted for in accordance with derivative accounting treatment under ASC 815-10. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to a liability at the fair value of the instrument on the reclassification date.

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

We adopted accounting guidance (ASC 820), Fair Value Measurements and Disclosures, for financial and non-financial assets and liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.  These guidelines define fair value, provide guidance for measuring fair value, and require certain disclosures.This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

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

The Company has significant nonfinancial assets and liabilities for the nine months ended September 30, 2011 that require recognition and disclosure at fair value.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

We measure and report fair values of our intangible assets and derivative instruments. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The following table summarizes our non-financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2011:

	Fair Value Measurements at September 30, 2011 Using:
	Quoted Prices inActive Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value at
	(Level 1)	(Level 2)	(Level 3)	Sept. 30, 2011
Assets:
Intangible assets – trademark and software	$–	$–	$1,051,250	$1,051,250
Liability:
Derivative warrant liability	$–	$–	$3,945,689	$3,945,689

The following is a roll-forward through September 30, 2011 of the fair value liability of level 3 warrant derivative instruments:

Balance at January 1, 2011:
Derivative warrant liability fair value	$1,275,495
Change in fair value	2,670,194
Balance at September 30, 2011	$3,945,689

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

The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at September 30, 2011:

	121,160,749	37,000,000	25,000,000
Assumed Variables:	Warrants	Warrants	Warrants
Expected term	2.61	0.61	0.61
Expected volatility	206%	247%	247%
Risk-free interest rate	0.42%	0.13%	0.13%
Dividend yield	0.00%	0.00%	0.00%

There were no changes in the valuation techniques during the three months ended September 30, 2011.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Revenue Recognition

The Company will recognize revenue when: (i) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (ii) delivery has occurred or services have been provided; (iii) the fee is fixed or determinable; and (iv) collection is reasonably assured.

In accordance with ASC 605-45-05 Reporting Revenue Gross as a Principal vs. Net as an Agent, wereport revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent on and earn a fixed percentage of the sale on a net basis, net of related costs.Credits or refunds are recognized when they are determinable and estimable.

The Company’s revenue from its PhoneGuard Software will principally be derived from advertising services and subscription fees.

Advertising Revenue. The Company expects to generate advertising revenue primarily from display, audio and video advertising. The Company will generate its advertising revenue through the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. In determining whether an arrangement exists, the Company ensures that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. The Company generally recognizes revenue based on delivery information from its campaign trafficking systems. In addition, the Company will also generate referral revenue from performance-based arrangements, which may include a user or recipient of an “auto reply” performing some action such as clicking on an advertisement and signing up for a membership with that advertiser. The Company records revenue from these performance-based actions when it receives third-party verification reports supporting the number of actions performed in the period. The Company generally has audit rights to the underlying data summarized in these reports.

Subscription and Other Revenue. The Company will generate subscription services revenue through the sale of its PhoneGuard’s anti-texting software. For one-time download fees, revenue will be recognized at the time of payment.  For annual subscription fees, subscription revenue will be recognized on a straight-line basis over the subscription period.

The Company offers lead generation programs to assist a variety of businesses with customer acquisition for the products and services they are selling. The Company pre-screens the leads to meet its clients' exact criteria. Revenue from generating and selling leads to customers is recognized at the time of delivery and acceptance by the customer.

PhoneGuard previously sold an older version of anti-texting mobile software under a licensing agreement. Sales to distributors and retailers were recognized at the time of shipment as the software licenses has an indefinite term except if the sale is under a consignment arrangement in which case, we recognize the sale only upon the distributor reselling the software. Sales to consumers over the Internet are recognized on a pro rata basis over the term of the subscription period.

The Company sold its e-mail business in February 2011 and receives commission from the purchaser on sales made to the Company’s previous customers. Revenue is recorded when commission is received as there is not enough collection history to record accruals with true-ups to actual. These commissions are reported in discontinued operations.  During the three months ended September 30, 2011, the Company has not received any commissions from the purchaser.

Segments

The Company follows ASC 280-10 for,Disclosures about Segments of an Enterprise and Related Information.  Segment information is provided in Note 11, however the Company will reassess its segment disclosure at year-end as the Company’s on-going future operations will be primarily, if not solely, from its PhoneGuard Software.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Net Earnings (Loss) Per Share

	3 months ended		9 months ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Basic numerator:
Income (loss) from continuing operations	$706,572	$(1,124,835)	$(11,944,204)	$(2,845,216)
Less: preferred stock dividends	(32,817)	–	(41,735)	–
Numerator for basic earnings (loss) per share – continuing operations	673,755	(1,124,835)	(11,985,939)	(2,845,216)
Numerator for basic earnings (loss) per share – discontinued operations, net	3,597	(1,350,599)	13,941	(2,949,249)
Numerator for basic earnings (loss) per share – available to common shareholders	$677,352	$(2,475,434)	$(11,971,998)	$(5,794,465)
Diluted numerator:
Numerator for basic earnings (loss) per share – continuing operations	$673,755	$(1,124,835)	$(11,985,939)	$(2,845,216)
Add: preferred stock dividends	32,817	–	41,735	–
Numerator for diluted earnings (loss) per share – continuing operations	706,572	(1,124,835)	(11,944,204)	(2,845,216)
Numerator for diluted earnings (loss) per share – discontinued operations, net	3,597	(1,350,599)	13,941	(2,949,249)
Numerator for diluted earnings (loss) per share – available to common shareholders	$710,169	$(2,475,434)	$(11,930,263)	$(5,794,465)
Basic weighted average common shares	902,477,411	288,905,606	618,328,474	239,369,311
Dilutive instruments
Options	42,136,344	–	18,490,063	–
Warrants	146,526,237	–	56,798,618	–
Preferred stock	53,437,578	–	13,797,525	–
Convertible debt	19,306,781	–	10,560,714	–
Total dilutive common shares	261,406,940	–	99,646,920	–
Diluted weighted average common shares	1,163,884,351	288,905,606	717,975,394	239,369,311
Basic EPS:
Basic earnings (loss) per share – continuing operations	$0.00	$(0.00)	$(0.02)	$(0.01)
Basic earnings (loss) per share – discontinued operations, net	0.00	(0.00)	0.00	(0.01)
Basic earnings (loss) per share	$0.00	$(0.01)	$(0.02)	$(0.02)
Diluted EPS:
Diluted earnings (loss) per share – continuing operations	$0.00	$(0.00)	$(0.02)	$(0.01)
Diluted earnings (loss) per share – discontinued operations, net	0.00	(0.00)	0.00	(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)	$(0.02)	$(0.02)

Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

For the three and nine months ended September 30, 2011, (i) 14,850,000 and 72,510,000 incremental options, respectively; (ii) 1,883,333 and 63,883,331 incremental warrants, respectively; (iii) zero and 73,802,846 incremental preferred stock, respectively; and (iv) no incremental convertible debt for either period; for an aggregate incremental total of 16,733,333 and 210,196,177 respectively; were excluded from the denominator for diluted income per share as the impact of their conversion was anti-dilutive.  At September 30, 2011, there would be an aggregate 510,617,348 additional shares of common stock if all of the following items converted to their common stock equivalents: (i) 123,793,333 options outstanding that would be convertible into 123,793,333 shares of common stock; (ii) 250,044,078 warrants outstanding that would be convertible into 250,044,078 shares of common stock; (iii) 502,525 shares of preferred stock that would be convertible into 111,660,665 shares of common stock; and (iv) two convertible notes payable that would be convertible into 25,119,272 shares of common stock.  For both the three and nine months ended September 30, 2010, there were 29,345,217 incremental options excluded from the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss.

Comprehensive Income (Loss)

ASC Topic 220, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income (loss) other than the Company’s net income (loss) for each of the three and nine months ended September 30, 2011 and 2010.

Software Costs

The anti-texting software acquired from CSI is not considered to be internally developed software as the anti-texting software did not meet the provisions of ASC Topic 350, Intangibles – Goodwill and Other, since the Company purchased such software with the intent to market it to the public.  As such, the Company notes that treatment of the cost of the software and future product enhancements are governed by the provisions of ASC 985, Software.At the time the software purchase was finalized, the Company had a free version of the software released in the app markets for Android and Blackberry.  Thus, the Company determined that it had met the provisions of ASC 985, as (i) it deemed the software to be technologically feasible; and (ii) there were no on-going research and development (“R&D”).  Accordingly the Company recorded the cost of the software in the line item “Intangible assets, net”.

Pursuant to the provisions of ASC 985, the Company will amortize the capitalized cost utilizing the straight-line method over the three-year estimated useful life of the software.Amortization commenced at the acquisition date, as a free “lite” version of the product was available to customers.  Future product maintenance and customer support, for the software, will be expensed as incurred.  Should the Company begin to enter a product enhancement phase, it will determine at that time if post-R&D phase costs should be capitalized.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 regarding ASC Topic 820, Fair Value Measurement.  This ASU updates accounting guidance to clarify how to measure fair value to align the guidance surrounding Fair Value Measurement within Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). In addition, the ASU updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and the ASU was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU will be effective for the Company’s fiscal year beginning January 1, 2012. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income(Topic 220): Presentation of Comprehensive Income. This ASU amends the ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3. DISCONTINUED OPERATIONS

In February 2011, the Company sold its e-mail business, databases, and its 1 Touch Marketing business for $175,000 in cash and settlement of $14,000 of accounts payable plus a percentage of all revenue generated over a 24 month period from our sales force, most of whom were hired by the purchaser and from customers on a customer list. The maximum additional payment of sales royalties is capped at $1.5 million in the first year and $1.5 million in the second year. The operating amounts associated with these product lines are reported as discontinued operations in the accompanying consolidated financial statements. The Company recorded a net gain on the asset sale of $116,218 which is presented in discontinued operations for the nine months ended September 30, 2011. Our continuing operations are from our PhoneGuard subsidiary and lead generation business.

Revenues and pretax income (loss) from discontinued operations for the three and nine months ended September 30, 2011 and 2010, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$(6,584)	$806,533	$163,775	$2,823,290
Net income (loss) before income taxes	$3,597	$(1,350,599)	$13,941	$(2,949,249)

4. ASSET ACQUISITION OF CSI SOFTWARE

On July 15, 2011, the Companyentered into an Agreementwith CSI and Anthony Sasso (“Sasso”). In connection with the Agreement, the Company purchased all of the intellectual property to the anti-texting Software owned by CSI for an aggregate amount of $1,125,000. The Company had previously licensed the Software and had all rights to North, Central, andSouth Americas. As a result of the Agreement, the Company now owns all worldwide rights to the Assets. As consideration for the Assets, the Company paid CSI $300,000 in cash, a $450,000 promissory note, and 25,000,000 shares of the Company’s common stock (subject to a Lock-Up/Leak-Out Agreement as described below) (the “Consideration Shares”), valued at $375,000based on a blended, pro rata, price per share of two recent private placements. The note payable stipulated 18equal monthly installments of $25,000 beginning in August 2011.  The $1,125,000 acquisition of the Software was treated as an asset purchase and the consideration was recorded in the line item “Intangible Assets, net” on the Company’s unaudited consolidated balance sheet as of September 30, 2011.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

On July 15, 2011, the Company entered into a Settlement and Release Agreement with Sasso (the “Release Agreement”) whereby Sasso released the Company from any claims arising from his employment, including any potential severance. In consideration for entering into the Release Agreement, the Company immediately vested Sasso’s outstanding Series C preferred stock (which was convertible into 42,749,787 shares of common stock). Sasso agreed to a Lock-Up/Leak-Out Agreement (the “Lock-Up”) which limits the sales of Sasso’s shares to: (i) 10,000,000 shares during the first month after entering into the Lock-Up and (ii) beginning August 1, 2011 (and in every calendar month thereafter), 10% of the total trading volume of the Company’s common stock for the prior calendar month. In connection with the Release Agreement and Lock-Up, the Company filed a registration statement on Form S-8 registering 20,000,000 of Mr. Sasso’s shares. Additionally, CSI and Sasso agreed to a Lock-Up/Leak-Out Agreement which limits the sales of the Consideration Shares to 10% of the average trading volume for the Company’s common stock for the prior 30 day period beginning on August 15, 2011, and every 30 day period thereafter.

5. INTANGIBLE ASSETS, NET

As of September 30, 2011 and December 31, 2010, intangible assets, net, were comprised of the following:

	September 30, 2011	December 31, 2010
Intangible assets subject to amortization:
Software (3 years)	$1,125,000	$–
Software license (3 years)	–	2,638,426
Total intangible assets subject to amortization	1,125,000	2,638,426
Intangible assets not subject to amortization:
Trademark	20,000	20,000
Total intangible assets, gross carrying amount	$1,145,000	$2,658,426
Less accumulated amortization	(93,750)	(367,361)
Total intangible assets, net	$1,051,250	$2,291,065

As aforementioned in Note 4, in the asset acquisition of CSI Software, the Company purchased the Software for $1,125,000 during the third quarter of 2011.

In connection with the purchase of the Software, the Company determined that it no longer had any need for the related anti-texting software license.  As such, the Company recorded non-cash charges of $82,500 in July 2011.  In June 2011, the Company impaired the $2,053,197 recorded value of the anti-virus software license as it was determined it would no longer market this product. This amount represented $1,917,389 for the impairment of the unamortized balance of the anti-virus software licenseand $135,808 for the prepaid royalties associated with that software license.

6. NOTES PAYABLE

A summary of notes as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Note payable to CSI	$400,000	$–
Convertible note payable	166,313	–
Convertible promissory note	100,000	–
Total notes payable	666,313	–
Less amount classified as current	(566,313)	–
Long-term notes payable , net of current portion	$100,000	$–

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The following is a roll-forward of notes payable through September 30, 2011:

Balance as of January 1, 2011	$–
Notes payable financing	810,000
Payments	(93,688)
Conversions to common stock	(50,000)
Debt discount – Convertible Note Payable	(19,000)
Debt discount – Convertible Promissory Note	(55,171)
Amortization of debt discounts	58,055
Loss on extinguishment of debt	16,117
Balance as of September 30, 2011	$666,313

Note Payable to CSI

In July 2011, the Company issued a $450,000 note in connection with the CSI Agreement and it stipulated 18 equal monthly installments of $25,000 beginning in August 2011, see Notes 1 and 3 for additional information.  During 2011, the Company repaid $50,000, leaving $400,000 outstanding, of which $300,000 was classified as currentas of September 30, 2011.

Convertible Note Payable

In May 2011, the Company issued to a law firm a $210,000 convertible note which is payable on demand of which $43,687 has been repaid leaving a balance of $166,313 as of September 30, 2011. The note is convertible at $0.011. Additionally, the Company issued the law firm 3,000,000, three-year warrants exercisable at $0.011. The note and warrants were issued in satisfaction of accounts payable due to the law firm. The warrants were valued using the Black-Scholes option pricing model with the following assumptions, stock price of $0.0085 (based on the grant date quoted trading price of the Company's common stock), expected terms of three years, volatility of 159% (based on historical volatility), and a risk-free interest rate of 1.84%. The relative fair value of these warrants, approximately $19,000, was fully expensed due to the note being payable on demand. There was no intrinsic value for the embedded conversion feature because the conversion rate of the note equaled the trading price of the Company’s common stock.

Convertible Promissory Note

In February 2011, the Company issued a $150,000, 6 month 12% promissory note due in August 2011. The note is secured with a priority lien on all the Company’s rights, titles, and interest in its assets, together with the proceeds thereof. The Company incurred $4,500 of an original issue discount which was deducted from the loan proceeds and was recorded as a debt discount and was being amortized over the loan term. In addition, the Company paid the lender $10,000 of legal fees which was recorded as a debt discount and was being amortized over the loan term and issued 6,000,000 warrants (with a cashless exercise provision) exercisable at $0.01 per share for a term of 2.5 years. The fair value of the warrants was $55,800, calculated using the Black-Scholes option pricing model with the following assumptions: stock price of $0.01 (based on the grant date quoted trading price of the Company's common stock), expected term of two and one-half years, volatility of 230% (based on historical volatility), and a risk-free interest rate of 1%.The relative fair market value of the warrants was $40,671 which was recorded as debt discount and was being amortized over the term of the note.  The Company recorded the aggregate debt discounts of $55,171for this note (which consisted of the loan fee, legal fees and warrant discount) and amortized $39,055 to interest expense through June 2011.

In July 2011, the Company amended this note to add a conversion feature making the note convertible at $0.01 per share.All other terms remained the same.The debt modification was treated as a debt extinguishment under ASC 470-50.  Accordingly, the remaining unamortized discount at the time of modification of $16,117 was written-off to loss on extinguishment of debt.There was no beneficial conversion value of the new note as the conversion price was deemed to be equal to the fair value of the common stock.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

In September 2011, as a result of the above mentioned note modification, the note holder converted $50,000 of the promissory note’s principal along with $10,675 of accrued interest into 6,067,561 shares of common stock, leaving $100,000 outstanding principal and $531 of accrued interest as of September 30, 2011.

7. STOCKHOLDERS’ DEFICIT

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

In connection with the Bieber deal discussed in Note 9, the Company issued 18,000,000 shares of common stock with a fair value of $153,000 based on the grant date’s market closing price of $0.0085. The fair value of the grant was recorded as a prepaid and is being amortized over the 3 year term of the agreement.

In June 2011, the Company issued 68,035,953 shares of common stock upon the automatic conversion of the Series F preferred stock as described below.

In June 2011, the Company issued 5,647,485 shares of common stock for a cashless exercise of 6,000,000 warrants.

In July 2011, all 675 shares of Series C preferred stock were converted to 87,499,575 shares of common stock.

In July 2011, 337.5 shares of Series E preferred stock were converted to 43,749,787 shares of common stock.

In July 2011, the Company issued 25,000,000 shares of common stock in connection with the Asset Purchase Agreement discussed in Note 4.

In July 2011, the Company issued 3,420,000 shares of common stock for a $34,200 investment, $0.01 per share, which was received in May 2011 and was recorded as a current liability until appropriate documentation was received. The $34,200 was reclassified to equity at the date of issuance.

In July 2011, an investor exercised 6,000,000 warrants on a cashless basis for 5,101,257 shares of common stock.

In July 2011, the Company received $200,000 (less $16,000 commission fees) private placement for the purchase of 20,000,000 common shares.

In July 2011, the Company issued 1,253,026 shares of common stock as a settlement to a shareholder. The shares were valued at $0.015, or $18,795 (based on a blended, pro rata, price per share of two recent placements).

In August 2011, the Company’s Board consented to the issuance of 3,000,000 shares of common stock for services to be rendered from April through October 2011. The shares were valued at $0.013 per share or $39,000 (based on the grant date quoted trading price of the Company’s common stock at the commencement of the service period) and is being amortized over the period of services rendered.

In August 2011, 42.1875 shares of Series E preferred stock were converted to 5,468,723 shares of common stock.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

In September 2011, there were 71,400 shares restricted common stock that vested (see “Restricted Stock Grant” section within this footnote for additional details).

In September 2011, as a result of the note modification discussed at Note 6, the note holder converted $60,675 ($50,000 principal and $10,675 accrued interest) into 6,067,561 shares of common stock.

As of September30, 2011, the Company issued 9,357,570 shares of common stock. The shares were issued among various investors as a result of agreements which required the Company to effectively re-price their shares (currently held from prior offerings) to $0.02 per share and, related to stock options granted in February 2011, to $0.008 per share.

During 2011, the Company received $2,074,966 for the issuance of 20,750 Series G preferred stock, which, as of September 30, 2011, were all converted into 207,500,000 shares of common stock.

During 2011, the Company issued 32,309,740 shares of common stock for the conversion of 1,373,164 previously issued Series D preferred stock, as stated below.

Series A Preferred Stock

In June 2011, the Company closed a private placement offering with accredited investors and sold 18,600 shares of Series A Convertible Preferred Stock (“Series A”) with 100% warrant coverage (each convertible to 62,000,000 shares of common stock). This offering raised $1,686,200 in net proceeds after payment of commissions and fees to the placement agent.The Series A is convertible at $0.03 per share and the warrants are exercisable at $0.041 per share over five-years. The Series A provides for a liquidation preference, voting rights equal to the number of shares of common stock that the holder would be entitled to if the Series A were converted, and a 7% dividend per annum. Additionally, the Series A contains anti-dilution, price protection, and piggyback registration rights.

Series C Preferred Stock

In May 2011, the Company amended the vesting terms of Series C preferred stock granted to Sasso. Previously, the preferred stock vested based upon software sales. The Company’s Board modified the vesting so that (i) one-half of the shares vested upon execution of the Bieber Agreement and (ii) the remaining shares would vest quarterly in equal increments over a two-year period with the first vesting date being three months from the date of the Bieber Agreement, subject to continued employment by each, as applicable, on each applicable vesting date. The 675 shares of Series C preferred stock were valued at $0.0085 per share of common stock (based on the quoted trading price of the Company's common stock on the day the milestone was met) which when converted, amounts to 87,499,575 shares of common stock valued at $743,746. At the time, the 337.5 unvested shares were to be expensed over the vesting terms as applicable. In May 2011, the Company issued the 337.5 vested shares of Series C preferred stock and immediately recorded $371,873 of stock-based compensation expense.

During July 2011, the Company’s Board resolved that as consideration for the Settlement and Release Agreement (discussed at Note 4), the Company immediately vested Sasso’s the remaining 337.5 shares of Series C preferred stock. Accordingly, the Company recorded the remaining $345,882 ($25,991 was amortized prior to the settlement agreement)in stock-based compensation expense for a cumulative total of $743,746.At this time, all 675 shares of vested Series C preferred stock were converted into 87,499,575 shares of common stock.

Series D Preferred Stock

During 2011, 1,373,164 shares of Series D preferred stock converted to 32,309,740 shares of common stock.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Series E Preferred Stock

In May 2011, the Company amended the vesting terms of Series E preferred stock granted to our Chief Executive Officer (“CEO”)Scott Frohman. Previously, the preferred stock vested based upon software sales. The Company’s Board modified the vesting so that (i) one-half of the shares vested upon execution of the Bieber Agreement and (ii) the remaining shares would vest quarterly in equal increments over a two-year period with the first vesting date being three months from the date of the Bieber Agreement, subject to continued employment by each, as applicable, on each applicable vesting date. The 675 shares of Series E preferred stock were valued at $0.0085 per share of common stock (based on the quoted trading price of the Company's common stock on the day the milestone was met) which when converted, amounts to 87,499,575 shares of common stock valued at $743,746. At the time, the 337.5 unvested shares were to be expensed over the vesting terms as applicable.  In May 2011, the Company issued the 337.5 vested shares of Series C preferred stock and immediately recorded $371,873 of stock-based compensation expense.

In July 2011, the 337.5 vested shares of Series E preferred stock were converted to 43,749,787 shares of common stock.

During August 2011, 42.1875 shares of Series E preferred stock vested and were immediately converted into 5,468,723 shares of common stock.

Series F Preferred Stock

In May 2011, the Board designated Series F as a new series of preferred stock consisting of approximately 68,035 shares, par value $0.001 per share, liquidation preference equal to the par value of the Series F preferred stock, voting rights the same as common stock on an as-converted basis, and automatically convertible to common stock at a ratio of 1,000 common shares for each preferred share upon an increase in the Company’s authorized capital stock. The Series F preferred stock was issued to various prior investors in common or other series of preferred stock pursuant to those certain full ratchet anti-dilution provisions contained in their respective agreements.  As a result of these provisions, the Company effectively re-priced the prior investors’ shares (currently held from prior offerings) to $0.05 per share and $0.02 per share, as applicable. As such, the Company issued approximately 68,035 shares of Series F preferred stock under the ratchet provisions.  In June 2011, the Series F automatically converted to 68,035,953 shares of common stock upon the increase in the Company’s authorized capital stock. As of September 30, 2011, there were no shares of Series F outstanding.

Series G Preferred Stock

In May 2011, the Board designated SeriesG as a new series of preferred stock consisting of 21,000 shares, par value $0.001 per share, liquidation preference equal to the total consideration paid for all shares issued, voting rights the same as common stock on an as-converted basis, and automatically convertible to common stock at a ratio of 10,000 common shares for each preferred share upon increase in the Company’s authorized capital stock. Additionally, the Board approved the sale of up to 21,000 shares of Series G preferred stock at a price of $100 per share ($0.01 for each common share equivalent) convertible into 210,000,000 shares of common stock at such time the Company has the authorized capital. For a period of two-years following the Series G purchase, investors will have full price protection for any issuances of securities below $0.01 per share. As of September 30, 2011, the Company received $2,074,966 and issued 207,500,000 shares of common stock in lieu of issuing Series G certificates.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Stock Options

A summary of the Company’s stock option activity during the nine months ended September 30, 2011 is presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual
	Quantity	Price	Term (Years)
Balance outstanding at January 1, 2011	28,625,217	$0.067	3.97
Granted	106,050,000	$0.028	3.68
Exercised	–	$–	–
Forfeited	(10,881,884)	$0.060	3.87
Expired	–	$–	–
Balance outstanding at September 30, 2011	123,793,333	$0.034	3.59
Exercisable at September 30, 2011	70,429,028	$0.035	2.95

The aggregate intrinsic value of all outstanding options was $563,893 for the nine months ended September 30, 2011. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2011 was $0.025.

In January 2011, the Company entered into a verbal employment agreement with its President. He was granted a five year option to purchase 7,000,000 shares of common stock at an exercise price of $0.008 per share under the Options Media 2008 Equity Incentive Plan. There were 250,000 shares that vested immediately, and the remaining 6,750,000 shares will vest monthly (beginning March 1, 2011) over a two year period. Unvested shares are subject to continued employment on each applicable vesting date. The options were valued on the grant date at $0.008 per share or $56,000 using the Black Scholes option pricing model with the following assumptions: stock price of $0.008 (based on the grant date quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 230% (based on historical volatility), and a risk-free interest rate of 2.7%.

In February 2011, the Company granted its prior Chief Financial Officer 9,000,000 five year options exercisable at $0.008 per share. There were 250,000 shares that vested immediately, and the remaining 8,750,000 shares will vest monthly (beginning March 1, 2011) over a two year period. Unvested shares are subject to continued employment on each applicable vesting date. The options were valued on the grant date at $0.008 per share or $72,000 using the Black Scholes option pricing model with the following assumptions: stock price of $0.008 (based on the grant date quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 230% (based on historical volatility), and a risk-free interest rate of 2.7%.

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

In July 2011, the Company granted a total of 12,350,000 five year non-plan stock options to six employees and one director exercisable at $0.05 per share. The options shall vest quarterly over a three year period with the first vesting date being September 30, 2011. Unvested shares are subject to continued service on each applicable vesting date. The options were valued on the grant date at $0.0471 per share or $582,140 using the Black Scholes option pricing model with the following assumptions: stock price of $0.05 (based on the grant date quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 219% (based on historical volatility), and a risk-free interest rate of 0.66%.

In July, 2011, the Company granted its Chairman and CEO a total of 22,500,000 ninety-day non-plan stock optionsexercisable at $0.01 per share. The optionsare exercisable upon demand and expire in October 2011. The options were valued on the grant date at $0.0087 per share or $194,917 using the Black Scholes option pricing model with the following assumptions: stock price of $0.015 (based on a blended, pro rata, price per share of two recent placements), expected term of 90 days, volatility of 254% (based on historical volatility), and a risk-free interest rate of 0.02%.

In August 2011, the Company issued to its new Chief Financial Officer 3,000,000 five year stock options, exercisable at $0.0365 per share. The options shall vest quarterly over a three year period with the first vesting date being December 31, 2011. Unvested shares are subject to continued service on each applicable vesting date. The options were valued on the grant date at $0.0352 per share or $105,491 using the Black Scholes option pricing model with the following assumptions: stock price of $0.0365 (based on the grant date quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 216% (based on historical volatility), and a risk-free interest rate of 0.01%.

In aggregate, for the three and nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $553,671 and $1,508,257, respectively, related to stock options. At September 30, 2011, there was $1,508,538 of unrecognized compensation expense to non-vested options-based compensation, which will be expensed over the applicable term of the respective stock option grant.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Restricted Stock Grants

Listed below is a summary of the quantity of employee common stock unvested, granted, vested and cancelled for the nine months ended September 30, 2011.

Unvested shares at January 1, 2011	71,400
Shares granted	–
Shares vested	(71,400)
Unvested shares cancelled	–
Unvested shares at September 30, 2011	–

For the three and nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $4,660 and $15,074, respectively, related to restricted stock grants. As of September 30, 2011, all remaining shares have vested with no further unrecognized compensation expense.

Stock Warrants

During 2011, the Company issued warrants along with certain debt, the issuance of Series A preferred stock, and the Bieber transaction (see Notes 6 and 9). Listed below is the activity for the nine months ended September 30, 2011.

		Weighted Average Exercise	Weighted Average Remaining Contractual
	Quantity	Price	Term (Years)
Balance outstanding at January 1, 2011	6,495,665	$0.038	0.30
Granted	259,920,747	$0.018	2.52
Exercised	(14,064,000)	$0.010	–
Forfeited	–	$–	–
Expired	(2,308,334)	$0.500	–
Balance outstanding at September 30, 2011	250,044,078	$0.023	2.62

The exercise of 14,064,000 warrants occurred on a cashless basis.

8. RELATED PARTY TRANSACTIONS

As of September 30, 2011, there was $70,000 due to The Big Company LLC (“TBC”), wherein our Chairman was previously a manager. Effective July 1, 2011, our Chairman resigned from that position, and this $70,000 payable is included in the line item “Due to related parties” on the Company’s consolidated balance sheet as of September 30, 2011. As of December 31, 2010, there was no balance owed to this Company. In connection with negotiating the Bieber transaction, the Company entered into an agreement with TBC and issued 18,000,000 shares of common stock (see Note 7) and 62,000,000 warrants (see Note 9).

As of December 31, 2010, the Company owed an officer $30,498 for expenses personally advanced on behalf of the Company.  There was no balance owed to any officer as of September 30, 2011.

In April 2011, LaunchPad, LLC, a company controlled by our CEO verbally agreed to pay up to $3,000 per month on a month-to-month basis for rental of office space. In May 2011, our Board declined the opportunity to purchase the activation-code server for our software and permitted our CEO and an officer of PhoneGuard to acquire it and offer us a discounted price per activation compared to what we paid the third party seller. As of September 2011, the Company paid $60,014 to this independent company (controlled by our CEO) for 32,440 activation codes.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

9. BIEBER BRANDS AND ASSOCIATES AGREEMENTS

In May 2011, the Company entered into agreements with Justin Bieber Brands, LLC, and certain associates of Justin Bieber (collectively, the “Bieber Agreement”) as well as a related agreement with a company formerly managed our Chairman. The key element is for Justin Bieber to act as a spokesman for our DriveSafe software and its potential to substantially reduce injuries and save lives from traffic accidents. Justin Bieber is committed to reduce texting while driving. Bieber has agreed to endorse DriveSafe in a number of ways, both online and in person over the term of the Bieber Agreement.

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
●
Originally covered North America, Central America, and South America. In July 2011, the Company purchased all worldwide rights to the anti-texting software including any agreements with Justin Bieber and associates (see Note 1).

●
Warrants to purchase 121,160,749 shares of common stock at $0.01 per share or a total of 16.4% of the Company on a fully diluted basis, exercisable with full anti-dilution protection rights on both the exercise price and quantity, for sales below the exercise price during the three-year term of the warrant grant, except for exempt issuances as defined within the warrant grant agreement, among which are issuances that are less than 10% of the common stock as of the warrant grant agreement date;

●
Pre-emptive rights for sales by the Company of equity and common stock equivalents above $0.01 per share so the Bieber Group can purchase such instruments at the same sale price to maintain their 16.4% ownership right; and sales royalties based on all sales of DriveSafe during the term;

●
The fair value of these warrants is $937,785 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), expected term of three years based on the contracted term, volatility of 200% (based on historical volatility), and a risk-free interest rate of 0.94%;

●	The warrants have the right to receive any distributions, either in cash or in property, made by the Company on the pro rata ownership percentage as if the warrants had been exercised.
The Company’s new Chairman played a key role in negotiating the Bieber Agreements. As a result, effective May 2011, we also entered into an agreement with TBC.The key terms of the TBC agreement are:

●	Term of one year to be extended as long as the Bieber Group agreements remain in effect;
●
Originally covered North America, Central America and South America. In July 2011, the Company purchased all worldwide rights to the anti-texting software including any agreements with Justin Bieber and associates (see Note 1).

●	Issued 18,000,000 shares of common stock, with a fair value of $153,000 based on the grant date market closing price of the stock which was $0.0085;

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

In May 2011, the Company valued a total of 183,160,749 warrants at $1,275,495 as discussed above and recorded a prepaid asset, allocated to current and non-current, and is being amortized over the 3 year term of the above mentioned agreements. As of September 30, 2011, the unamortized portion was $425,165 current and $683,807 non-current.

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

10. CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. $581,716 exceeded the federally insured limits at September 30, 2011.

Concentration of Revenues

During the three months ended September 30, 2011, no individual customer represented more than 10% of the company’s operating revenue. During the nine months ended September 30, 2011, one customer represented approximately 75% of the Company’s operating revenue.

Concentration of Accounts Receivable

As of September 30, 2011, the Company had no Accounts Receivable from continuing operations.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

11. SEGMENT INFORMATION

The Company operates under two business segments in continuing operations which are evaluated on a revenue and net income basis. Expenses for professional services, stock-based compensation and certain interest costs are considered corporate expenses. The direct marketing segment includes revenue and associated costs for lead generation. The operating results of businesses the Company sold in February 2011 are reported in discontinued operations. PhoneGuard, a single segment, is engaged in the sale of cellular software.

The table below presents certain financial information by business segment for the three months ended September 30, 2011:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$–	$4,052	$4,052	$–	$4,052
Interest expense	$–	$–	$–	$(7,939)	$(7,939)
Depreciation and amortization	$(11,071)	$(93,751)	$(104,822)	$–	$(104,822)
Income tax expense	$–	$–	$–	$–	$–
Net income (loss)	$(470,577)	$(986,058)	$(1,456,635)	$2,163,207	$706,572
Fixed assets and intangibles	$62,908	$1,051,250	$1,114,158	$–	$1,114,158
Fixed assets, intangibles and goodwill additions (disposals), net	$–	$(82,500)	$(82,500)	$–	$(82,500)
Total assets	$136,307	$1,146,068	$1,282,375	$2,094,595	$3,376,970

The table below presents certain financial information by business segment for the three months ended September 30, 2010:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$293,622	$476	$294,098	$–	$294,098
Interest expense	$–	$–	$–	$(70)	$(70)
Depreciation and amortization	$(230,442)	$(133,915)	$(364,357)	$–	$(364,357)
Income tax expense	$–	$–	$–	$–	$–
Net income (loss)	$(340,196)	$(368,892)	$(709,088)	$(415,747)	$(1,124,835)
Fixed assets and intangibles	$121,415	$2,562,902	$2,684,317	$–	$2,684,317
Fixed assets, intangibles and goodwill additions (disposals), net	$40,934	$–	$40,934	$–	$40,934
Total assets	$738,845	$2,563,376	$3,302,221	$97,909	$3,400,130

The table below presents certain financial information by business segment for the nine months ended September 30, 2011:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$496,532	$28,571	$525,103	$–	$525,103
Interest expense	$–	$–	$–	$(73,889)	$(73,889)
Depreciation and amortization	$(31,429)	$(364,927)	$(396,356)	$–	$(396,356)
Income tax expense	$–	$–	$–	$–	$–
Income (loss) from continuing operations	$(1,089,930)	$(4,443,904)	$(5,533,834)	$(6,410,370)	$(11,944,204)
Fixed assets and intangibles	$62,908	$1,051,250	$1,114,158	$–	$1,114,158
Fixed assets, intangibles and goodwill additions (disposals), net	$–	$(1,999,889)	$(1,999,889)	$–	$(1,999,889)
Total assets	$136,307	$1,144,568	$1,282,375	$2,094,595	$3,376,970

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The table below presents certain financial information by business segment for the nine months ended September 30, 2010:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$632,368	$840	$633,208	$–	$633,208
Interest expense	$–	$–	$–	$(1,986)	$(1,986)
Depreciation and amortization	$(326,220)	$(245,523)	$(571,743)	$–	$(571,743)
Income tax expense	$–	$–	$–	$–	$–
Income (loss) from continuing operations	$(1,147,192)	$(691,419)	$(1,838,611)	$(1,006,605)	$(2,845,216)
Fixed assets and intangibles	$121,415	$2,562,902	$2,684,317	$–	$2,684,317
Fixed assets, intangibles and goodwill additions (disposals), net	$94,359	$2,698,425	$2,792,784	$–	$2,792,784
Total assets	$738,845	$2,563,376	$3,302,221	$97,909	$3,400,130

12. COMMITMENTS AND CONTINGENCIES

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

13. SUBSEQUENT EVENTS

In October 2011, the Company began selling PhoneGuard’s anti-texting Software, which had previously been offered to the public as a free product during the soft launch phase.

In October 2011, the Company entered into an agreement with Cellairis Franchise, Inc. a cell phone accessory retail chain, that will offer the PhoneGuard anti-texting Software at its stores throughout the United States.

In November 2011, Board of Director Hakan Koyuncu resigned from the Company’s Board.

In November 2011, Board of Director Russ Strunk resigned from the Company’s Board.

In November 2011, Ervin Braun joined the Company's Board of Directors.  Mr. Braun is a minority owner in TBC.  Additionally, Mr. Braun’s son is the manager of Mr. Bieber, the Company’s celebrity spokesperson.

In connection with Mr. Braun’s appointment, the Company issued 5,000,000 five year stock options, exercisable at $0.03 per share. The options vest as follows: 416,674 are vested, and 416,666 shall vest on the last day of each calendar quarter until fully vested commencing March 31, 2012, subject to continued service as a director on each applicable vesting date. Mr. Braun will also receive a stipend of $7,500 per calendar quarter, subject to his continued services as a director of the Company. The options were valued on the grant date at $0.0195 per share or $97,392 using the Black Scholes option pricing model with the following assumptions: stock price of $0.02 (based on the grant date quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 205% (based on historical volatility), and a risk-free interest rate of 0.88%.

In November 2011, 42.1875 shares of Series E preferred stock owned by our CEO vested and were immediately converted into 5,468,723 shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Options Media had historically been an Internet marketing company providing e-mail services to corporate customers. Additionally, Options Media has a lead generation business and disposed of its SMS text messaging delivery business as discussed below. In 2010, Options Media transitioned by changing its focus to smart phones and acquiring a robust anti-texting program that prohibits people in vehicles from texting, e-mailing, and reading such communications while moving. As part of its focus on mobile software applications, Options Media has also broadened its suite of products by continuing to improve the features of its anti-texting software. In conjunction with this change of focus, in February 2011, Options Media sold its e-mail and SMS businesses as described below. Options Media retained its lead generation business. The unaudited consolidated financial statements contained herein retroactively give effect to the February 2011 sale treating the e-mail and SMS businesses as discontinued operations. The revenues for the three andnine months ended September 30, 2011, consisted almost solely of lead generation revenue.

Our anti-textingSoftware, when active on a mobile phone, prevents the user from texting while driving thereby allowing them to focus on the road. Our anti-texting application is designed to keep teenagers, family members, and people who drive for businesses safe while driving by disabling texting, instant messaging, calling, web browsing, and other phone-based distractions that should not be used while driving. PhoneGuard protects drivers from the dangerous temptation to use their phone while driving.

In May 2011, we entered into agreements with Justin Bieber Brands, LLC and certain associates which led to Justin Bieber agreeing to act as spokesperson for PhoneGuard’s anti-texting product. Although the soft launch occurred in July, during the second quarter we finalized our marketing strategy in conjunction with Mr. Bieber’s advisors. This led to Options Media offering the base anti-texting product free in order to maximize enrollment in our campaign to reduce the very damaging effects of texting, e-mailing, and talking while driving.

In this soft launch phase, management was extremely encouraged by the fact that there were approximately 15,000 unique downloads of the free product in the first two weeks of launch.  At the time of the soft launch, a public safety announcement (“PSA”) video featuring Justin Bieber was broadcast via the Internet.  The consumer response was extremely positive as there were more than 500,000 YouTube views of this PSA video and nearly 1,000,000 Facebook page views.

We expect that revenue from the PhoneGuard Software will be principally derived from advertising services and subscription fees.Beginning in October 2011, the Company began selling its anti-texting Software via the following offerings:

•	PhoneGuard: this version is targeted towards teens and is offered to the user via a one-time download cost and provides standard product offerings. It is an advertising supported model.

•
PhoneGuard Family:this version is targeted towards parents and is offered to the user via a one-time download cost.  It is a step up from the PhoneGuard model as it provides additional functionality not included within the PhoneGuard model.  It is not an advertising supported model.

•
PhoneGuard Family Pro:this version is targeted towards parents and is offered to the user via an annual subscription cost.  It is a step up from the PhoneGuard Family model as it provides additional functionality via a web portal that is not included within the PhoneGuard Family model.  It is not an advertising supported model.

•
PhoneGuard Enterprise:this version is targeted towards businesses and is offered via an annual subscription cost.  It is a model that has access to the all of the product’s available offerings and is customizable to meet the specific needs of each of our client’s business.  It is not an advertising supported model.

The aforementioned offerings have the following functionalities:

		PhoneGuard	PhoneGuard	PhoneGuard
	PhoneGuard	Family	Family Pro	Enterprise
Text block: Keeps you and everyone safe while driving by preventing you from surfing the web, texting, BBMing or reading emails	X	X	X	X
Custom auto-reply:Alerts whoever sends you a text message while you’re driving with a customized message of why you are unavailable to answer.	X	X	X	X
Panic button: Immediately sends a text message with a panic message and GPS coordinates that will open a map with available administrative phone numbers to call, or 911	X	X	X	X
Override: Allows administrative user to enter passcode to unblock the phone for 30 minutes, even while driving or in timeout mode	X	X	X	X
Advertising enabled: Advertisements will occur through auto-reply texts and banners	X
Speed control: Allows administrative user to set a speed limit to help monitor how fast you drive.		X	X	X
Emergency call: Shows a list of administrative phone numbers to call, including 911.		X	X	X
Request permission: Sends a message from the phone to the administrative phone requesting an override to unblock the phone		X	X	X
Administration control: Allows administrative user to enter new administrative phone numbers and remove old ones		X	X	X
Speed violation alert: Sends a message from the phone to the administrative phone with alerts of excessive speed with a map link to the violation location		X	X	X
Remember passcode: Allows administrative user to remember the passcode so the phone will bypass the login for all administrative functions		X	X	X
Custom timeout auto-reply: Allows administrative user to customize timeout messages on the phone		X	X	X
Timeout: Allows administrative user to set timeout periods and custom timeout messages on the phone.		X	X	X
Web portal: Users will have access to additional functionalities offered through a web portal			X	X
Locator/Tracker: Enables the end user to locate/track their mobile phone in the event it is lost or stolen			X	X
Family/Enterprise View: Enables administrator to view the locations of all phones registered to their portal			X	X
Geo-fencing: The administrator may set perimeters and receive alerts if the cell phone leaves the designated perimeter.			X	X
Customizable reporting: Enterprise’s administrator will have the ability of customizing canned reports				X

Industry Overview

Currently there are thirty-four (34) states along with the District of Columbiathat ban text messaging for all drivers.  Twelve (12) of these laws were enacted in 2010 alone.  Nine (9) states along with the District of Columbia prohibit drivers from using handheld cell phones while driving.  New research from the Insurance Institute for Highway Safety shows the number of accidents caused by distracted driving actually increased after these laws were passed.   We believe these laws strengthen the public’s need for our anti-texting Software.

Additionally, research on distracted driving, as reportedon the United States Department of Transportation’s official US Government website for distracted driving (http://www.distraction.gov/stats-and-facts/index.html) reveals some surprising facts:

•	20 percent of injury crashes in 2009 involved reports of distracted driving (NHTSA).

•	Of those killed in distracted-driving-related crashed 995 involved reports of a cell phone as a distraction (18% of fatalities in distraction-related crashes) (NHTSA).

•	In 2009, 5,474 people were killed in U.S. roadways and an estimated additional 448,000 were injured in motor vehicle crashes that were reported to have involved distracted driving (FARS and GES).

•
The age group with the greatest proportion of distracted drivers was the under-20 age group – 16 percent of all drivers younger than 20 involved in fatal crashes were reported to have been distracted while driving (NHTSA).

•	Drivers who use hand-held devices are four times as likely to get into crashes serious enough to injure themselves (Source: Insurance Institute for Highway Safety).

•
Using a cell phone while driving, whether it’s hand-held or hands-free, delays a driver's reactions as much as having a blood alcohol concentration at the legal limit of .08 percent (Source: University of Utah).

Critical Accounting Estimates

This discussion and analysis of our consolidated financial condition presented in this section is based upon our unaudited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our unaudited consolidated financial statements and, therefore, consider these to be our critical accounting policies.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowance for accounts receivable, estimates of depreciable lives and valuation of property and equipment, valuations of discounts on debt,valuation of derivative liabilities, valuation of beneficial conversion features in convertible debt, valuation and amortization periods of intangible assets and software, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation

We adopted the provisions of ASC 718-20-10 Compensation–Stock Compensation Awards Classified as Equity whichestablishes the financial accounting and reporting standards for stock-based compensation plans. As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions.  Stock based compensation is measured at fair value at the time of the grant.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to ASC 350-10-05 Intangibles–Goodwill and Other, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

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

Revenue Recognition

We recognize revenue when: (i) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (ii) delivery has occurred or services have been provided; (iii) the fee is fixed or determinable; and (iv) collection is reasonably assured.

In accordance with ASC 605-45-05,we report revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent on and earn a fixed percentage of the sale on a net basis, net of related costs.  Credits or refunds are recognized when they are determinable and estimable.

Our revenue will principally be derived from advertising services and subscription fees.

Advertising Revenue. We expect to generate advertising revenue primarily from display, audio and video advertising. The Company will generate its advertising revenue through the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. In determining whether an arrangement exists, we ensure that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. We generally recognize revenue based on delivery information from its campaign trafficking systems. In addition, we will also generate referral revenue from performance-based arrangements, which may include a user or recipient of an “auto reply” performing some action such as clicking on an advertisement and signing up for a membership with that advertiser. We record revenue from these performance-based actions when it receives third-party verification reports supporting the number of actions performed in the period. We generally have audit rights to the underlying data summarized in these reports.

Subscription and Other Revenue. We will generate subscription services revenue through the sale of its PhoneGuard’s anti-texting software. For one-time download fees, revenue will be recognized at the time of payment.  For annual subscription fees, subscription revenue will be recognized on a straight-line basis over the subscription period.Options Media offers lead generation programs to assist a variety of businesses with customer acquisition for the products and services they are selling.  Options Media pre-screens the leads to meet its clients' exact criteria.  Revenue from generating and selling leads to customers is recognized at the time of delivery and acceptance by the customer.

We offer lead generation programs to assist a variety of businesses with customer acquisition for the products and services they are selling. We pre-screen the leads to meet its clients' exact criteria. Revenue from generating and selling leads to customers is recognized at the time of delivery and acceptance by the customer.

PhoneGuard previously sold an older version of anti-texting mobile software under a licensing agreement. Sales to distributors and retailers were recognized at the time of shipment as the software licenses has an indefinite term except if the sale is under a consignment arrangement in which case, we recognize the sale only upon the distributor reselling the software. Sales to consumers over the Internet are recognized on a pro rata basis over the term of the subscription period.

Options Media sold its e-mail business in February 2011 and receives commission from the purchaser on sales made to Options Media’s previous customers. Revenue is recorded when commission is received as there is not enough collection history to record accruals with true-ups to actual. These commissions are reported in discontinued operations.  During the three months ended September 30, 2011, the Company has not received any commissions from the purchaser.

Software Costs

The anti-texting software acquired from CSI is not considered to be internally developed software as the anti-texting software did not meet the provisions of the ASC Topic 350 whereinwe purchased such software with the intent to market it to the public.  As such, we note that treatment of the cost of the software and future product enhancements are governed by the provisions of ASC 985, Software.At the time the software purchase was finalized,we had a free version of the software released in the app markets for Android and Blackberry.  Thus, we determined that it had met the provisions of ASC 985, as (i) it deemed the software to be technologically feasible; and (ii) there were no on-going research and development (“R&D”).  Accordingly, we recorded the cost of the software in the line item “Intangible assets, net”.

Pursuant to the provisions of ASC 985, we will amortize the capitalized cost utilizing the straight-line method over the three-year estimated useful life of the software.Amortization commenced at the acquisition date, as a free version of the product was available to customers.  Future product maintenance and customer support, for the software, will be expensed as incurred.  Should the Company begin to enter a product enhancement phase, it will determine at that time if post-R&D phase costs should be capitalized.

Recently Issued Accounting Standards

See Note 2 to our unaudited consolidated financial statements included herein for a discussion of recently issued accounting standards.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Overview

Key highlights for the three months ended September 30, 2011 were as follows:

•
In July 2011, the Company received $300,000 for the purchase of 3,000 shares of Series G Preferred Stock. As of September 30, 2011, all 3,000 shares of Series G preferred stock were converted to 30,000,000 shares of common stock.

•	In July 2011, the Company received $200,000 (less $16,000 commission fees) in a private placement for the purchase of 20,000,000 shares of common stock.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Revenues	$4,052	$294,098	$(290,046)	(99)%

The decrease in revenues was due primarily to lower direct marketing revenues in 2011 compared to 2010. We have turned our attention to the PhoneGuard anti-texting software that was released for sale to the public in October 2011.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Cost of revenues	$–	$144,524	$(144,524)	100%
Percentage of revenues	0%	49%

There were no costs of revenues in the three month period ended September 30, 2011.  The decrease from the comparable prior year period is due to the decrease in direct marketing revenue.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Gross profit	$4,052	$149,574	$(145,522)	(97)%
Percentage of revenues	100%	51%

The decrease in gross profit was due to the aforementioned decrease in revenue and cost of revenues.

			Period-over-Period	Period-over-Period
Operating expenses:	2011	2010	$ Change	% Change
Compensation and related costs	$1,632,643	$492,396	$1,140,247	232%
Commissions	–	29,763	(29,763)	(100)%
Advertising	319,614	90,801	228,813	252%
Rent	49,290	50,094	(804)	(2)%
General and administrative	625,693	611,285	14,408	2%
Impairment of software license	82,500	–	82,500	100%
Total operating expenses	$2,709,740	$1,274,339	$1,435,401	113%

Compensation and related costs include salaries, payroll related taxes, and stock-based compensation. These expenses increased by $1,140,247 primarily due to an increase in non-cash stock-based compensationof $1,042,717from the following items: (i) the vesting of 337.5 and 42.1875 shares of Series C and Epreferred stock, respectively (discussed in Note 7); (ii) amortization of employee stock option grants made during the prior twelve month period; (iii) stock options granted to our Chairman and Chief Executive Officer; (iv) stock related grants pertaining to the Bieber Agreements and our Chairman, who played a key role in negotiating the Bieber agreements; (v)amortizationof warrants issued to third parties that assisted in the negotiations of the Bieber Agreements; (vi) amortization of stock-based compensation issued to a third party marketing firm that will promote our product; and (vii) amortization of restricted stock.

Commissions declined $29,763 due to the aforementioned decline in revenues.

Advertising expenses increased by $228,813 primarily due tothe following items: (i) an increase in advertisement agency fees; (ii) the creation of a video production with Justin Bieber and the Brown family, and(iii)  the creation of a sweepstakes promotion.

Rent expense declined a nominal $804 due to a renegotiation of our lease agreement.

General and administrative expenses increased $14,408 due to an increase in consulting fees (comprised of independent software programmers, consultants and our interim Chief Operating Officer) and higher legal fees to support new activity, partially offset by decreases investor relations, merchant fees and outside services.

Impairment of software license of $82,500 represented a non-cash charge that resulted from a full impairment of the anti-texting software license pertaining to rights in North, Central, and South Americas. The anti-texting software license was originally acquired for $110,000 in August 2010, and $27,500 had been amortized as of July 2011, leaving a remaining net book balance of $82,500. This software license was disposed and replaced with the purchase of all worldwide rights; see Note 4 for additional information.

			Period-over-Period	Period-over-Period
Other income (expense):	2011	2010	$ Change	% Change
Change in fair market value of warrant liability	$3,442,611	$–	$3,442,611	NM
Other income	12,500	–	12,500	NM
Interest expense	(7,939)	(70)	(7,869)	NM
Settlement loss	(18,795)	–	(18,795)	NM
Loss on extinguishment of debt	(16,117)	–	(16,117)	NM
Total other income (expense), net	$3,412,260	$(70)	$3,412,330	NM

Change in fair market value of warrant liability increased $3,442,611. Due to the price protection provisions in outstanding warrants, the values were treated as derivative liabilities in our unaudited consolidated financial statements. This results in non-cash gains or losses each quarter during the term of the warrants. We will report a non-cash loss if our common stock price from day one to the last day of a quarter increases. Conversely, we will report a gain if our common stock price decreases. The losses or gains may be substantial. As of September 30, 2011, the closing price of our common stock decreased from the closing price at June 30, 2011, the date we valued the Justin Bieber and associates' warrants. This resulted in a non-cash gain of $3,442,611 from the change in fair market value of the warrant liability. Options Media accounts for the outstanding warrants under guidance of ASC Topic 815 (see Note 2: Accounting for Derivatives).

Other income increased $12,500 due to sublease income that commenced in 2011.

Interest expense increased $7,869 due to the Company entering into notes payable during 2011.

Settlement loss increased $18,795 due to the Company issuing common stock as a single settlement.

Loss on extinguishment of debt increased $16,117 due to an amendment made to a note payable. The debt modification was treated as a debt extinguishment and is discussed in further detail at Note 6.

Income taxes: No tax benefit or expense was recorded for the three months ended September 30, 2011 and 2010.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Income (loss) from continuing operations	$706,572	$(1,124,835)	$1,831,407	163%

Income from continuing operations for the three months ended September 30, 2011, increased $1,831,407 from the loss from continuing operations for the comparable prior year period due to the aforementioned factors.

			Period-over-Period	Period-over-Period
Non-cash activity:	2011	2010	$ Change	% Change
Non-cash change in the fair market value of a warrant liability resulting from the change in the trading price of our common stock	$3,442,611	$–	$3,442,611	100%
Non-cash stock compensation related to restricted common stock, stock options, vested shares of Series C and Epreferred stock, and prepaid marketing expense	(1,104,689)	(61,972)	(1,042,717)	NM
Non-cash charges from amortization, depreciation, debt discount, and debt extinguishment	(120,939)	(364,357)	243,418	67%
Non-cash impairment of software license and prepaid royalties	(82,500)	–	(82,500)	(100)%
Total non-cash gains (charges), included in income (loss) from continuing operations	$2,134,483	$(426,329)	$2,560,812	601%

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Income (loss) from discontinued operations, net of income taxes of $0	$3,597	$(1,350,599)	$1,354,196	(100)%

Income from discontinued operations for the three months ended September 30, 2011 was nominal as compared to the loss from discontinued operations for the comparable prior year period as there was minimal activity related to discontinued operations. This relates to the sale of our email and postal direct marketing business. We expected nominal wind-down activity for the three months ended September 30, 2011, as compared to the threemonths ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Overview

Key highlights for the nine months ended September 30, 2011 were as follows:

•	We now focus 100% of our efforts to develop and market mobile software applications;

•	In Q2 2011, we entered into endorsement agreements with Justin Bieber and his associates to promote our PhoneGuard offerings software;

•	In Q2 2011, we appointed a new Chairman of the Board;

•	We contracted with two large advertisement agencies to promote our PhoneGuard offerings and boost public relations;

•	We raised $1,860,000 from our Series A preferred stock offering;

•	We raised $2,074,966 from our Series G preferred stock offering; all 20,750 shares of Series G preferred stock were converted to 207,500,000 shares of common stock;

•	In July 2011, the Company received $200,000 (less $16,000 commission fees) private placement for the purchase of 20,000,000 shares of common stock;

•
For the nine months ended September 30, 2011, our net loss from continuing operations was $11,944,204 compared to $2,845,216 for the comparable prior year period. The net loss for year-to-date 2011 included four significant non-cash charges (presented in further detail below) that made up 71% of this net loss while the net loss for the comparable prior year period included two significant non-cash charges (also presented in further detail below) that made up 46% of the net loss for the period;

•	We made significant progress in the enhancement of PhoneGuard’s anti-texting Software, and we launched the Software for sale to the public in October 2011.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Revenues	$525,103	$633,208	$(108,105)	(17)%

The decrease in revenues was primarily due to lower direct marketing revenues in 2011 compared to 2010. We have turned our attention to the PhoneGuard anti-texting software that was released for sale to the public in October 2011.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Cost of revenues	$324,046	$379,808	$(55,762)	(15)%
Percentage of revenues	62%	60%

The cost of revenues included fees due to outsourced data and data services. The decrease of $55,762 was due to the aforementioned decrease in revenues. The increase in cost of revenues as a percentage of revenues was due to increased costs from outsourced data and data services.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Gross profit	$201,057	$253,400	$(52,343)	(21)%
Percentage of revenues	38%	40%

The decrease in gross profit was due to the aforementioned decrease in revenue and cost of revenues.

			Period-over-Period	Period-over-Period
Operating expenses:	2011	2010	$ Change	% Change
Compensation and related costs	$4,343,443	$1,424,854	$2,918,589	205%
Commissions	41,084	85,153	(44,069)	(52)%
Advertising	655,294	136,102	519,192	381%
Rent	149,842	159,948	(10,106)	(6)%
General and administrative	2,069,140	1,388,655	680,485	49%
Impairment of software license	2,135,697	–	2,135,697	100%
Server hosting and technology services	–	5,500	(5,500)	(100)%
Total operating expenses	$9,394,500	$3,200,212	$6,194,288	194%

Compensation and related costs include salaries, payroll related taxes, and stock-based compensation. These expenses increased by $2,918,589 primarily due to an increase in non-cash stock-based compensationof $2,870,209 from the following items: (i) the vesting of 675 and 379.6875 shares of Series C and Epreferred stock, respectively (discussed in Note 7); (ii)stock related grants pertaining to the Bieber Agreements and our Chairman, who played a key role in negotiating the Bieber agreements; (iii) rights to purchase stock granted to our Chairman and CEO; (iv) amortizationof warrants to third parties that assisted in the negotiations of the Bieber Agreements; (v) amortization of stock-based compensation issued to a third party marketing firm that will promote our product; (vi) amortization of restricted stock; these items were partially offset by a decrease in the amortization of employee stock options.

Commissions declined $44,069 due to the aforementioned decline in revenues.

Advertising expenses increased by $519,192 primarily due to the following items: (i) the creation in fiscal year 2011 of various video productions with Justin Bieber and the Brown family; (ii) an increase in advertisement agency fees; and (iii) an increase in tradeshow expenses.

Rent expense declined by $10,106 due to a renegotiation of our lease agreement.

General and administrative expenses increased $680,485due to an increase in consulting fees (comprised offees directly attributable to negotiating and signing the Bieber agreements,fees arising from an anti-dilution price adjustment to outstanding warrants,fees to independent software programmers and consultants,fees to our interim Chief Technology Officer and since hired as an employee, and fees to our interim Chief Operating Officer), higher legal fees to support new activity, partially offset by decreases in investor relations, merchant fees and outside services.

Impairment of software license of $2,135,697 represented a non-cash charge that resulted from a full impairment of the anti-virus software license, prepaid royalties associated with that software license, and the anti-texting software license pertaining to rights in North, Central, and South Americas.The anti-virus software license was originally acquired for $2,528,426 in April 2010, and $611,037 had been amortized through June 2011, leaving a remaining net book balance of $1,917,389. At the time we purchased the sublicense, we also acquired the prepaid royalties to the software owner. The net book value of the prepaid royalties in June 2011 was $135,808.We are devoting all resources to developing and marketing PhoneGuard’s anti-texting software and decided not to exploit the anti-virus software license it acquired in April 2010. After careful analysis, we determined to no longer market the anti-virus product. As a result, we expensed the entire net book balance of the license and prepaid royalties associated with that license. The anti-texting software license was originally acquired for $110,000 in August 2010, and $27,500 had been amortized as of July 2011, leaving a remaining net book balance of $82,500. This software license was disposed and replaced with the purchase of all worldwide rights; see Note 4 for additional information.

			Period-over-Period	Period-over-Period
Other income (expense):	2011	2010	$ Change	% Change
Change in fair market value of warrant liability	$(2,670,194)	$–	$(2,670,194)	(100)%
Other income	28,234	–	28,234	100%
Interest expense	(73,889)	(1,986)	(71,903)	NM
Settlement gain (loss)	(18,795)	103,582	(122,377)	(118)%
Loss on extinguishment of debt	(16,117)	–	(16,117)	(100)%
Total other income (expense), net	$(2,750,671)	$101,596	$(2,852,357)	NM

Change in fair market value of warrant liability increased $2,670,194. Due to the price protection provisions in outstanding warrants, the values were treated as derivative liabilities in the unaudited consolidated financial statements. This results in non-cash gains or losses each period during the term of the warrants. We will report a non-cash loss if our common stock price from day one to the last day of a period increases. Conversely, we will report a gain if our common stock price decreases. The losses or gains may be substantial. As of September 30, 2011, the closing price of our common stock increased from the closing price at May 9, 2011, the date we valued the Justin Bieber and associates warrants. This resulted in a non-cash loss of $2,670,194 from the change in fair market value of the warrant liability. Options Media accounts for the outstanding warrants under guidance of ASC Topic 815 (see Note 2: Accounting for Derivatives).

Other income increased $28,234 due to sublease income that commenced in 2011.

Interest expense increased $71,903 due to the Company entering into notes payable during 2011.

Settlement gain (loss) decreased $122,377 because there were no settlement gains in 2011 while there were in the comparable prior year period.  We incurred a settlement loss in 2011 wherein we issued common stock as a single settlement.

Loss on extinguishment of debt increased $16,117 due to an amendment made to a note payable. The debt modification was treated as a debt extinguishment and is discussed in further detail at Note 6.

Income taxes: No tax benefit or expense was recorded for the nine months ended September 30, 2011 and 2010.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Loss from continuing operations	$(11,944,204)	$(2,845,216)	$(9,098,988)	320%

Loss from continuing operations for the nine months ended September 30, 2011, increased $9,098,988 from the loss from continuing operations for the comparable prior year period due to the aforementioned factors.

			Period-over-Period	Period-over-Period
Non-cash activity:	2011	2010	$ Change	% Change
Non-cash stock compensation related to restricted common stock, stock options, vested shares of Series C and E preferred stock, and prepaid marketing expense	$(3,198,203)	$(726,773)	$(2,471,430)	(340)%
Non-cash change in the fair market value of a warrant liability resulting from the change in the trading price of our common stock	(2,670,194)	–	(2,670,194)	(100)%
Non-cash impairment of software license and prepaid royalties	(2,135,697)	–	(2,135,697)	(100)%
Non-cash charges from amortization, depreciation, debt discount, and debt extinguishment;	(470,528)	(571,743)	101,215	18%
Total non-cash charges, included in the loss from continuing operations	$(8,474,622)	$(1,298,516)	$(7,176,106)	(553)%

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Income (loss) from discontinued operations, net of income taxes of $0	$13,941	$(2,949,249)	$2,963,190	(100)%

Income from discontinued operations for the nine months ended September 30, 2011 was nominal as compared to the loss from discontinued operations for the comparable prior year period as there was minimal activity related to discontinued operations. This relates to the sale of our email and postal direct marketing business. We expected nominal wind-down activity for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Liquidity and Capital Resources

For the nine months ended September 30, 2011, we used $2,875,389 in cash from continuing operations.The cash used in operating activities consisted of our net loss of $11,930,263 offset by a change in operating assets and liabilitiesof $500,191 and non-cash items comprised of the following(i) combined stock and stock option compensation of $3,198,203;(ii) change in fair market value of warrant liability of $2,670,194; (iii) asset impairment of $1,999,889; (iv) depreciation and amortization of $396,356;(v) write-off of prepaid royalties of $135,808;(vi) bad debt of $61,266;(vii) debt discount of $58,055; (viii) loss on extinguishment of debt of $16,117; and (ix) stock granted for settlement of $18,795.

For the nine months ended September 30, 2011, we used $139,987 for investing activities related to:(i) the purchase of our anti-texting Software of $300,000; and (ii) the purchase of property and equipment of $14,987, partially offset by (iii) proceeds from the sale of the E-mail business of $175,000.

For the nine months ended September 30, 2011, we were provided with $3,919,443 from financing activities related to: (i) proceeds from Series G preferred stock private placement of $2,074,966; (ii) proceeds from Series A preferred stock private placement of $1,860,000; (iii) proceeds from sales of common stock of $234,200;and (iv) proceeds from a promissory note which is secured by all of Options Media’s assets of $145,500; partially offset by (v) financing costs associated with the various stock offerings of $259,800; (vi) payments of notes payable of $93,688; and (vii) dividend payments on the Series A preferred stock of $41,735.

As of November 10, 2011, we had approximately $350,000 in available cash and no balance in net accounts receivable. We previously issued two convertible notes with an aggregate outstanding balance of $266,313.A third note payable has an outstanding balance at September 30, 2011 of $400,000 and it requires monthly payments of $25,000. To remain operational through the next 12 months, we will need to complete another financing through issuance of equity or debt instruments and improve our cash flows.Our management team is focusing on various financing alternatives.  In addition to raising additional capital, our management is focused on generating sales from our PhoneGuard Software offeringsin addition to reducing our discretionary expenses. Any additional financing may not be available on terms that are favorable to us, if at all.Any additional equity financing may be very dilutive to our existing shareholders. If we are unsuccessful in our efforts to raise capital initially and also increase cash flows from operations to cover our expenditures, we may not remain operational over the next 12 months.

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure.We expect to spend $100,000 on additional capital expenditures for the remainder of 2011 for the development of additional software functions and to purchase equipment.

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

Related Party Transactions

For information on related party transactions and their financial impact, see Note 8 to the unaudited consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity and capital expenditures and expectations regarding our revenues.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the impact of intense competition, the continuation or worsening of current economic conditions and the condition of the domestic and global credit and capital markets, failure to gain market acceptance of the software from consumers and retail outlets, any unanticipated changes to the working relationship between Justin Bieber and PhoneGuard, the willingness and the ability of consumers to pay for our PhoneGuard offerings.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Exchange Act.Based on their evaluation, our management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.There were no changes in our internal control over financial reporting as defined in Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name or Class of Investor	Date of Sale	Number. of Securities	Reason for Issuance of Stock
Series E holder (1)	7/7/11	43,749,787	Conversion of Series E preferred stock
Warrant holder (1)	7/14/11	5,101,257	Cashless exercise of 6,000,000 warrant
CSI Shareholder	7/15/11	1,253,026	Settlement of dispute
Series E holder (1)	8/10/11	5,468,723	Conversion of Series E preferred stock
Consultant	8/11/11	3,000,000	Services rendered under consulting agreement
Investor (2)	8/13/11	20,000,000	Investment of $200,000
Investor (1)	8/30/11	3,420,000	Investment of $34,200
Convertible note holder (1)	9/14/11	6,067,561	Partial conversion of convertible note
Series D holders (1)	7/15/11 – 8/25/11	11,956,658	Conversion of Series D preferred stock by three holders
___________
(1)	The securities were issued in reliance upon the exemption provided by Section 3(a)(9) under the Securities Act.
(2)	The securities were issued in reliance upon the exemption provided by Section 4(2) and Rule 506 under the Securities Act. There was no general solicitation and the investors were accredited.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

November 14, 2011	By:	/s/ Scott Frohman
Scott Frohman,
Chief Executive Officer (Principal Executive Officer)

November 14, 2011	By:	/s/ Jeff Yesner
Jeff Yesner,
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

					Filed or
		Incorporated by Reference			Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	6/25/08	3.1
3.2	Certificate of Amendment – Name Change	8-K	6/25/08	3.2
3.3	Certificate of Change	8-K	6/25/08	3.3
3.4	Certificate of Designation - Series A & Series B	10-K	3/31/10	3.4
3.5	Amendment to Certificate of Designation - Series B	10-K	3/31/10	3.5
3.6	Certificate of Amendment - Increased Capital	10-K	3/31/10	3.6
3.7	Certificate of Amendment - Increased Capital	10-Q	8/13/10	3.4
3.8	Certificate of Amendment - Increased Capital	10-Q	8/22/11	3.8
3.9	Certificate of Designation - Series C & Series D	10-Q	8/13/10	3.7
3.10	Certificate of Correction - Series D	10-Q	8/13/10	3.8
3.11	Amendment to Certificate of Designation – Series D	10-Q	8/13/10	3.9
3.12	Amendment to Certificate of Designation – Series A	10-Q	11/15/10	3.10
3.13	Amendment to Certificate of Designation – Series C	10-Q	11/15/10	3.11
3.14	Certificate of Designation – Series E	10-Q	11/15/10	3.12
3.15	Bylaws	SB-2	11/8/07	3.2
3.16	First Amendment to Bylaws	8-K	9/25/08	3.1
3.17	Second Amendment to Bylaws	10-K	3/31/10	3.9
3.18	Third Amendment to Bylaws	10-Q	8/22/11	3.18
10.1	Cellular Spyware Asset Purchase Agreement				Filed
10.2	Cellular Spyware Promissory Note				Filed
10.3	Jeff Yesner Employment Agreement*				Filed
10.4	Jeff Yesner Option Agreement*				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
______________
*	Management Compensatory Plan or Arrangement.
**
Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to: Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Robin Roimi.