Form 10-Q/A
period 2011-06-30
Options Media Group Holdings, Inc.
filed 2011-12-08
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to include previously redacted information contained in one exhibit and also includes the certifications previously filed and furnished.

ITEM 6.    EXHIBITS

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

December 8, 2011
/s/ Scott Frohman
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

December 8, 2011	/s/ Jeffrey Yesner
Jeffrey Yesner
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	6/25/08	3.1
3.2	Certificate of Amendment – Name Change	8-K	6/25/08	3.2
3.3	Certificate of Change	8-K	6/25/08	3.3
3.4	Certificate of Designation – Series A & Series B	10-K	3/31/10	3.4
3.5	Amendment to Certificate of Designation – Series B	10-K	3/31/10	3.5
3.6	Certificate of Amendment – Increased Capital	10-K	3/31/10	3.6
3.7	Certificate of Amendment – Increased Capital	10-Q	8/13/10	3.4
3.8	Certificate of Amendment – Increased Capital	10-Q	8/22/11	3.8
3.9	Certificate of Designation - Series C & Series D	10-Q	8/13/10	3.7
3.10	Certificate of Correction - Series D	10-Q	8/13/10	3.8
3.11	Amendment to Certificate of Designation – Series D	10-Q	8/13/10	3.9
3.12	Amendment to Certificate of Designation – Series A	10-Q	11/15/10	3.10
3.13	Amendment to Certificate of Designation – Series C	10-Q	11/15/10	3.11
3.14	Certificate of Designation – Series E	10-Q	11/15/10	3.12
3.15	Bylaws	SB-2	11/8/07	3.2
3.16	First Amendment to Bylaws	8-K	9/25/08	3.1
3.17	Second Amendment to Bylaws	10-K	3/31/10	3.9
3.18	Third Amendment to Bylaws	10-Q	8/22/11	3.18
10.1	Summary of Russell Strunk Employment Agreement*	10-K	5/16/11	10.3
10.2	Asset Purchase Agreement dated April 16, 2010	10-K	5/16/11	10.4
10.3	Anthony Sasso Employment Agreement*	**	**	**
10.4	Daniel Lansman Promissory Note	10-K/A	10/16/09	10.17
10.5	Scott Frohman Series C Agreement*	10-K	5/16/11	10.12
10.6	Amendment to Scott Frohman Series C Agreement*	10-K	5/16/11	10.13
10.7	Anthony Sasso Series C Agreement*	10-K	5/16/11	10.18
10.8	Amendment to Anthony Sasso Series C Agreement*	10-K	5/16/11	10.19
10.9	RVH Security Agreement dated February 25, 2011	10-K	5/16/11	10.22
10.10	Database Purchase Agreement	10-K	5/16/11	10.23
10.11	RVH Secured Promissory Note dated February 25, 2011	10-K	5/16/11	10.24
10.12	Securities Purchase Agreement – Series A Offering	10-Q	8/22/11	10.10
10.13	Form of Warrants – Series A Offering	10-Q	8/22/11	10.13
10.14	Form of Subscription Agreement – Series G Offering	10-Q	8/22/11	10.14
10.15	Scott Frohman Employment Agreement*	10-Q	8/22/11	10.15
10.16	Amendment to Scott Frohman Employment Agreement*	10-Q	8/22/11	10.16
10.17	Keith St. Clair Employment Agreement*	10-Q	8/22/11	10.17
10.18	Amendment to Keith St. Clair Employment Agreement*	10-Q	8/22/11	10.18
10.19	Scott Frohman Option Agreement*	S-8	7/27/11	4.1
10.20	Keith St. Clair Option Agreement*	S-8	7/27/11	4.2
10.21	Form of Warrant - Bieber Brands and Associates	10-Q	8/22/11	10.21
10.22	The Big Company Agreement ***				Filed***
10.23	Bieber Brands Agreement ***	10-Q	8/22/11	10.23
10.24	Remster 2 Agreement ***	10-Q	8/22/11	10.24
10.25	The Last Gang Agreement ***	10-Q	8/22/11	10.25
10.26	The Big Company Warrant	10-Q	8/22/11	10.26
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished+
101.INS	XBRL Instance Document ****
101.SCH	XBRL Taxonomy Extension Schema Document ****
101.CAL	XBRL Taxonomy Calculation Linkbase Document ****
101.LAB	XBRL Taxonomy Labels Linkbase Document ****
101.PRE	XBRL Taxonomy Presentation Linkbase Document ****
101.DEF	XBRL Definition Linkbase Document ****

*	Management Compensatory Plan or Arrangement.
**	Contained as an Exhibit in Exhibit 10.2 above.
***	Filed pursuant to a confidential treatment request for certain portions of this document. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
****
Attached as Exhibit 101 to the Form 10-Q filed August 22, 2011 are the Company’s financial statements for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

+	Previously furnished with the Form 10-Q filed on August 22, 2011.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Robin Roimi.