Form 10-K
period 2011-12-31
Options Media Group Holdings, Inc.
filed 2012-04-16
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 333-147245

OPTIONS MEDIA GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0444290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 NW 13th Street, Suite 300 Boca, Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (561) 368-5067

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $44,696,000.

Class	Outstanding at April 9, 2012
Common Stock, $0.001 par value per share	1,102,988,322 shares

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Company Overview

Options Media Group Holdings, Inc. (“Options Media”, or the “Company”) had historically been an Internet marketing company providing e-mail services to corporate customers. Additionally, Options Media has a lead generation business and disposed of its SMS text messaging delivery business as discussed below.  In 2010, Options Media transitioned by changing its focus to smart phones and acquiring a robust anti-texting program that prohibits people in vehicles from texting, e-mailing, and reading such communications while moving. As part of its focus on mobile software applications, Options Media has also broadened its suite of products by continuing to improve the features of its anti-texting software. In conjunction with this change of focus, in February 2011, Options Media sold its e-mail and SMS businesses as described below. Options Media retained its lead generation business. The consolidated financial statements contained herein retroactively give effect to the February 2011 sale treating the e-mail and SMS businesses as discontinued operations as if it was sold on January 1, 2010. The Company’s revenues for the year ended December 31, 2011, consisted almost solely of lead generation revenue.

Our PhoneGuard anti-texting software, when active on a mobile phone, prevents the user from texting while driving thereby enabling the user to focus on the road. Our anti-texting application is designed to keep teenagers, family members, and people who drive for businesses safe while driving by disabling texting, instant messaging, calling, web browsing, and other phone-based distractions that should not be used while driving. PhoneGuard protects drivers from the dangerous temptation to use their phone while driving.  PhoneGuard also provides a vehicle’s occupants personal safety with the following features: (i) a panic button; (ii) a location finder; (iii) geo fencing; and (iv) speed notifications.

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

Recent Developments

In April 2012, we are supporting “Rock 2 Live”, a music festival that promotes the cause of “texting responsibly”.  If our efforts supporting the concert are successful, we expect to turn more of our attentions toward future events, inclusive of additional concerts.

Acquisition of CSI Software

On July 15, 2011, we entered into an agreement with Cellular Spyware, Inc. (“Cellular” or “CSI”) and Anthony Sasso (“Sasso”), a former employee of the Company. In connection with the agreement, we purchased all of the intellectual property for the anti-texting software owned by CSI for an aggregate amount of $1,125,000. The Company had previously licensed the software and had all rights to North, Central, and South Americas. As a result of the agreement, the Company now owns all worldwide rights to the software (the “CSI Assets”). As consideration for the CSI Assets, the Company paid CSI $300,000 in cash, a $450,000 promissory note, and 25,000,000 shares of the Company’s common stock (initially subject to a Lock-Up/Leak-Out Agreement as described below) (the “Consideration Shares”), valued at $375,000 based on a blended, pro rata, price per share of two then recent private placements of our common stock. The $450,000 note payable provided for the payment by us of 18 equal monthly installments of $25,000 beginning in August 2011.  The Company made its August – October payments.  However, it made a partial November 2011 payment and did not make its December 2011 payment due to insufficient cash flow.  In February 2012, we amended the terms of the $450,000 note, such that the $362,500 unpaid balance at the timing of the signing of the amendment would commence in April 2012 in $25,000 monthly installments until repaid.  The acquisition of the CSI Assets was treated as an asset purchase.

Our Product - Saving lives, One Text at a Time

PhoneGuard software is a next-generation, state-of-the-art mobile phone control management software suite designed to prevent texting and e-mailing while driving. The software provides personal safety features and it also offers parents and employers the ability to monitor the driving habits of mobile phone users in order to prevent speeding.

PhoneGuard software automatically turns off certain functionalities of the driver's mobile phone when the phone is in a moving vehicle. Thus, the user will no longer be able to text, e-mail, surf the web, instant message or make outgoing calls while driving. When the car is stopped for more than five seconds, however, the phone will automatically allow texting and other data functions to resume. Any missed text messages will be waiting for the user. Once the user starts driving again, the software will automatically block these activities again.

Our PhoneGuard software allows parents to control when their children can text or browse the Internet while driving in their cars. When a vehicle exceeds 10 mph the keypad locks up preventing texts, e-mails and dial out calls. If a text or e-mail is received while the keypad is in lockdown an auto reply will be sent to the sender that the recipient is driving.

In December 2011, the National Transportation Safety Board (“NTSB”) called for a nationwide ban on the use of cell phones and text messaging while driving.  The NTSB said their ban would apply to hands-free as well as hand-held devices, though those installed in the vehicle by the manufacturer would still be allowed.  Under the proposed ban, only the driver would be banned, as the passengers’ right to use a cell phone or text message would not be impacted.  The National Traffic Highway Safety Administration (“NHTSA”) reported that there were more than 3,000 accidents last year involving distracted driving through the NHTSA believes the actual number is significantly higher.  In December 2011, the NHTSA released a study that stated that at any given daylight moment, more than 13 million drivers are on hand-held phones.

PhoneGuard software is currently downloadable to BlackBerry and Android mobile phones. The Company has a version available for iPhones.  However, the software’s operations are not as robust as on the other platforms due to limitations with the iPhone operating system. The software uses global positioning satellite tracking of the mobile device in order to calculate the rate of speed of travel. Above certain predetermined speeds the PhoneGuard software will lock the keyboard and touch screen preventing the user from texting or doing anything but receive incoming calls. When we refer to texting, we also refer to e-mailing, web browsing, instant messaging or making outgoing calls. PhoneGuard software also includes an advanced set of features such as Time Out Control, Speed Control, Parental Override and Request Permission.

We expect that revenue from the PhoneGuard software will be principally derived from advertising services and subscription fees via the following offerings:

●	PhoneGuard: this version is offered to the consumer free and provides standard product offerings. It is an advertising supported model.
●
PhoneGuard Premium: this version is offered to the consumer via an annual subscription cost.  It is a step up from the PhoneGuard model as it provides additional functionality via a web portal that is not included within the PhoneGuard model.  It is not an advertising supported model.

●
PhoneGuard Enterprise: this version is targeted towards businesses and is offered via an annual subscription cost.  It is a model that has access to the all of the product’s available offerings and is customizable to meet the specific needs of each of our client’s business.  It is not an advertising supported model.

The aforementioned offerings have the following functionalities:

		PhoneGuard	PhoneGuard
	PhoneGuard	Family Pro	Enterprise
Text block: Keeps the driver and passengers safe while a vehicle is being driven by preventing the driver from surfing the web, texting, BBMing or reading e-mails	X	X	X
Custom auto-reply: Alerts the person that sends a text message while the vehicle is being driven with a customized message of why you are unavailable to answer.	X	X	X
Panic button: Immediately sends a text message with a panic message and GPS coordinates that will open a map with available administrative phone numbers to call, or 911	X	X	X
Override: Allows administrative user to enter passcode to unblock the phone for 30 minutes, even while driving or in timeout mode	X	X	X
Advertising enabled: Advertisements will occur through auto-reply texts and banners	X
Speed control: Allows administrative user to set a speed limit to help monitor how fast the vehicle is being driven.	X	X	X
Emergency call: Shows a list of administrative phone numbers to call, including 911.	X	X	X
Request permission: Sends a message from the phone to the administrative phone requesting an override to unblock the phone	X	X	X
Administration control: Allows administrative user to enter new administrative phone numbers and remove old ones	X	X	X
Speed violation alert: Sends a message from the phone to the administrative phone with alerts of excessive speed with a map link to the violation location	X	X	X
Remember passcode: Allows administrative user to remember the passcode so the phone will bypass the login for all administrative functions	X	X	X
Custom timeout auto-reply: Allows administrative user to customize timeout messages on the phone	X	X	X
Timeout: Allows administrative user to set timeout periods and custom timeout messages on the phone.	X	X	X
Geo-fencing: The administrator may set perimeters and receive alerts if the cell phone leaves the designated perimeter.	X	X	X
Web portal: Users will have access to additional functionalities offered through a web portal		X	X
Locator/Tracker: Enables the end users to locate/track their mobile phones in the event they are lost or stolen		X	X
Family/Enterprise View: Enables administrator to view the locations of all phones registered to their portal		X	X
Customizable reporting: Enterprise’s administrator will have the ability of customizing canned reports			X

The Bieber Agreement

In May 2011, the Company entered into agreements with Justin Bieber Brands, LLC, and certain associates of Justin Bieber (collectively, the “Bieber Agreements”, and the “Bieber Group”, respectively) as well as a related agreement with a company formerly managed by our Chairman, Keith St. Clair. The Bieber Agreements provide that Justin Bieber shall act as a spokesman for our PhoneGuard software and its potential to substantially reduce injuries and save lives from traffic accidents. Bieber has agreed to endorse our PhoneGuard software in a number of ways, both online and in person over the term of the Bieber Agreement.

The Bieber Agreements are identical, except with regard to the number of warrants and sales royalties we are obligated to issue and pay. Each agreement revolves around Justin Bieber’s endorsement of our PhoneGuard software. The key terms of the Bieber Agreements are:

●	Three year terms with Justin Bieber having the right to terminate after one year in which case the other two agreements terminate;
●
Sales royalties based upon a percent of revenues.  The aggregate royalties percentage payable to Bieber Group is either: (i) 25% on annual sales of the product; or (ii) 40% on low margin sales (sales on a wholesale basis less than $10.66 per unit);

●
Pursuant to the Bieber Agreements, the Company issued to the Bieber Group warrants to purchase an aggregate of 121,160,749 shares of common stock at $0.01 per share or a total of 16.4% of the Company on a fully diluted basis.  The warrants contain full anti-dilution protection rights on both the exercise price and quantity.  Subsequent to December 31, 2011, as a result of provisions contained in the warrants protecting the holder against dilution, the exercise price of the warrants was reduced to $0.005 per share and the number shares of common stock for which the warrants could be exercised was increased to 242,321,498; and

●
Pre-emptive rights for sales by the Company of equity and common stock equivalents above $0.01 per share so the Bieber Group can purchase such instruments at the same sale price to maintain their 16.4% ownership right.

The Company’s Chairman, Mr. Keith St. Clair played a key role in negotiating the Bieber Agreements. As a result, effective May 2011, we also entered into an agreement with the Big Company (“TBC”), a company for which Mr. St. Clair was a manager of at that time.  While Mr. St. Clair does not own any equity in TBC, Ervin Braun, a Board member owns a 2% equity interest in TBC.  Mr. St. Clair stepped down from TBC shortly after joining our Board as our Chairman. The key terms of the TBC agreement are:

●	Term of one year to be extended as long as the Bieber Agreements remain in effect;
●
Sales royalties based upon a percentage of the Company’s adjusted gross profit (“AGP”) after deducting activation and software costs and royalties payable to the Bieber Group.  The royalties percentage payable to TBC is calculated based on one of the following scenarios: (i) 30% of AGP on direct annual sales; (ii) 15% of AGP on direct monthly sales where at least two payments have been made (otherwise no royalty shall be due); or (iii) 10% of AGP on wholesale sales;

●	TBC was granted the option to receive up to 50% of sales royalties due in shares of common stock valued at $0.01 per share with a maximum of 25,000,000 shares issuable;
●	The Company issued to TBC 18,000,000 shares of common stock, with a fair value of $153,000 based on the grant date market closing price of the stock which was $0.0085 per share;
●
The Company issued to TBC one year warrants to purchase an aggregate 37,000,000 shares of its common stock exercisable at $0.01 per share.  Subsequent to December 31, 2011, pursuant to provisions of the warrants providing anti-dilution protection to the holder, the exercise price of the warrants was reduced to $0.005 per share and the number of shares of shares of our common stock which may be purchased upon exercise of the warrants was increased to 74,000,000;

●
The Company issued to TBC one year warrants to purchase an aggregate 25,000,000 shares of its common stock exercisable at $0.02 per share.  Subsequent to December 31, 2011, pursuant to provisions of the warrants providing anti-dilution protection to the holder, the exercise price of the warrants were reduced to $0.005 per share and the number of shares of shares of our common stock which may be purchased upon exercise of the warrants was increased to 100,000,000;

●
The Company granted to TBC similar pre-emptive rights as the Bieber Group, although not keyed to maintaining a specific percentage of the outstanding stock of the Company, and also granted TBC the same anti-dilution protection as in the warrants issued to the Bieber Group; and

●
The Company is obligated to pay TBC a consulting fee of $20,000 per month which accrues until we either raise $500,000 or enter into a factoring agreement, in which case we shall pay $10,000 per month with the balance accruing until we raise $5,000,000. The consulting fees shall reduce the amount of royalties payable to TBC on a dollar for dollar basis.

Due to the dilution protection provisions in the various warrant grants, the warrant values are treated as derivative liabilities in our consolidated financial statements. This results in the Company incurring non-cash gains or losses each quarter during the term of the warrants. If the price from the first to the last day of a quarter increases, then the Company will report a non-cash loss. Conversely, the Company will report a non-cash gain if the price decreases.

Corporate Fleet Market

Even though most companies and fleets have a policy in place prohibiting employees from texting while driving, there have been a number of lawsuits against corporations who are allegedly negligent for their employees texting while driving accidents. Corporations and fleet managers are scrambling to combat this increase in liability exposure. The Company believes that its PhoneGuard software and services modify employee driving behavior, reduce crashes, and minimize corporate risk and liability.

Employers can also use the PhoneGuard software to control texting by drivers who operate commercial vehicles including trucks, taxis and school buses. Case studies show that texting is a distraction that could likely cause an accident no matter how good a driver may be. The results can range from having a commercial driver's license revoked to costing a driver or innocent bystanders their lives.

In January 2012, a new federal law went into effect that prohibits interstate commercial truck drivers and commercial bus and van drivers carrying more than eight passengers from using hand-held cell phones when driving.  The law permits truck, bus and van drivers to use hands-free devices, though.  Government workers are also prohibited from texting while driving government-owned vehicles. Thirty-four states and the District of Columbia have banned text messaging for all drivers.

In the more than 30 states that have laws restricting texting and e-mailing while driving, companies and public sector agencies, particularly those whose employees are required to drive as part of their job descriptions, are facing the risk of higher liability for accidents caused by the improper use of mobile devices while driving. PhoneGuard software effectively enforces texting-while-driving bans and can decrease an employer’s risk of being held vicariously responsible in civil court cases.

PhoneGuard software is also effective in reducing corporate liability for vehicular accidents caused by an employee’s improper use of a company-issued mobile phone while driving.  Our corporate software provides the ability to track the position of a phone in real time and by location.  For more information on our products please visit www.phoneguard.com.

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

“Texting has increasingly become the way to communicate for many people, and the urge to quickly read and respond — even while driving — can be tempting,” said AT&T Chairman and CEO Randall Stephenson. PhoneGuard software protects drivers from the dangerous temptation to use their phone while driving. Those who text while driving are 23 times more likely to be involved in some type of safety critical event (six times greater than driving while intoxicated) as compared to those drivers who don’t text while driving, according to a study by Virginia Tech Transportation Institute.

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

Currently there are thirty-four (34) states along with the District of Columbia that ban text messaging for all drivers.  Twelve (12) of these laws were enacted in 2010 alone.  Nine (9) states along with the District of Columbia prohibit drivers from using handheld cell phones while driving.  New research from the Insurance Institute for Highway Safety shows the number of accidents caused by distracted driving actually increased after these laws were passed.   We believe these laws strengthen the public’s need for our anti-texting Software.

Additionally, research on distracted driving, as reported on the United States Department of Transportation’s official US Government website for distracted driving (http://www.distraction.gov/stats-and-facts/index.html) reveals some disturbing facts:

●	20 percent of injury crashes in 2009 involved reports of distracted driving (NHTSA).
●	Of those killed in distracted-driving-related crashed 995 involved reports of a cell phone as a distraction (18% of fatalities in distraction-related crashes) (NHTSA).
●	In 2009, 5,474 people were killed on U.S. roadways and an estimated additional 448,000 were injured in motor vehicle crashes that were reported to have involved distracted driving (FARS and GES).
●
The age group with the greatest proportion of distracted drivers was the under-20 age group – 16 percent of all drivers younger than 20 involved in fatal crashes were reported to have been distracted while driving (NHTSA).

●	Drivers who use hand-held devices are four times as likely to get into crashes serious enough to injure themselves (Source: Insurance Institute for Highway Safety).
●
Using a cell phone while driving, whether it’s hand-held or hands-free, delays a driver's reactions as much as having a blood alcohol concentration at the legal limit of .08 percent (Source: University of Utah).

Marketing of PhoneGuard Software

During 2011 and the first quarter of 2012, our senior management team focused on initiating marketing of PhoneGuard software. Although the approach is varied, time was spent seeking to penetrate three key markets – retail stores, wireless phone carriers, and insurance companies. In addition, we initiated an online approach where consumers can download PhoneGuard software and activate it directly from us.

The Company also believes that an important force in fighting texting while driving consists of insurance companies who end up paying the cost of the resulting accidents. We have been engaged in discussions with a major casualty insurance company. We are seeking to obtain its endorsement for it to give its policyholders a discount if all drivers covered under the policy have downloaded PhoneGuard software.

Lead Generation

During the early part of 2011, our remaining business was from the original business model, a lead generation business.  We acquired online leads from an unaffiliated third party which is a supplier of leads relating to educational matters. We employed two people who utilized these leads and supplied them to an additional third party that in turn interfaces with colleges and universities. These two employees were also responsible for soliciting new business.  During the second half of 2011, we focused substantially all of our efforts on the development and marketing of the PhoneGuard software and decreased the amount of attention we have placed our lead generation activities.  As such, no revenue was derived from lead generation during the second half of 2011.

Corporate History

The Company was incorporated into the State of Nevada in June 2007. It was inactive until late June 2008 when we completed a merger with Options Acquisitions Sub, Inc., a Delaware corporation (“Options”). Options had originally been incorporated in Florida in 2000.  Initially Options was in the business of selling advertising pages and e-mailing the subscribers. It also generated leads and grew into an e-mail service provider. In September 2008, the Company acquired 1 Touch Marketing, LLC (“1 Touch”), an online direct marketing and text messaging company.

Although our revenue grew, our losses continued to grow as well. Ultimately, we saw the change occurring with text messaging and mobile communications growing rapidly. As a result, we began to focus on opportunities in mobile communications. This led to our acquisition described in the next paragraph which ultimately resulted in our acquiring and developing the PhoneGuard software.

In April 2010, PG Acquisition Corp, Inc. (“PG”), a wholly-owned subsidiary of the Company, entered into and closed an Asset Purchase Agreement and Sublicense Agreement with Cellular Spyware Inc. (“Cellular”), and its majority shareholder.  Cellular was a licensee of certain anti-virus software (the “Software”) and had the right to sublicense the Software under an agreement with NetQin Mobile Inc., a large Chinese company.

Under the agreement with Cellular, we acquired an exclusive sublicense to distribute, sell and sublicense the Software in the United States and Canada and a non-exclusive license to distribute, sell and sublicense the Software over the Internet. During the term of the sublease agreement, PG agreed to pay Cellular a royalty on the renewals of the sublicenses of the Software equal to 20% of the net profit for each renewal. Due to the Company’s failure to meet certain milestones involving the sale of Software licenses, the Agreement may be terminated by Cellular at any time. Although the sales of anti-virus software are significant in Europe and Asia, sales are not material in North America. In acquiring the Software, the Company issued 2,850,000 shares of Series D Preferred Stock (the “Series D”) to the shareholders of Cellular.

The principal shareholder of Cellular, Mr. Anthony Sasso entered into a two-year employment agreement with PG. The employment agreement was amended in August 2010.  Under his employment agreement with the Company, Mr. Sasso received a base salary of $240,000 per year and the Company issued him 675 shares of Series C Preferred Stock (the “Series C”).  On July 15, 2011, Mr. Sasso left the Company and pursuant to the Release Agreement, Mr. Sasso released the Company from any claims arising from his employment, including any potential severance.  In consideration for entering into the Release Agreement, the Company immediately vested Mr. Sasso’s outstanding Series C preferred stock (which was convertible into 42,749,787 shares of common stock).

Following PG’s acquisition of the Software, we began to focus on better serving the mobile communications market. Our senior management realized that texting while driving was a serious national problem. At the time, NetQin was unwilling to commit resources to enhancing its anti-texting software. The principal shareholder of Cellular found an anti-texting product that had been partially developed. Because the Company did not have the financial resources to acquire this other anti-texting product, it permitted the principal shareholder of Cellular to use Cellular’s existing cash balances and personal funds lent to Cellular to acquire and enhance the product. We agreed to provide the remaining capital to complete the development of PhoneGuard software and in furtherance of that agreement; we paid Cellular $110,000 to complete its development. In exchange, we entered into an agreement with Cellular in August 2010 giving us an exclusive license for North America, Central America and South America.

In February 2011, we sold the database assets of our e-mail business for $175,000 in cash and a percentage of all revenue generated over a 24 month period from our sales force, most of who were hired by the buyer and from customers on a customer list. The maximum additional payment of sales royalties is capped at $1.5 million in the first year and $1.5 million in the second year.  No royalties have been received to date.

Debt Information

In February 2011, we borrowed $150,000 from a third party and issued it a 12% six-month note secured by all of our assets. We also paid the lender $4,500 as a loan fee in connection with the loan. Concurrently, we issued to the lender six million 30-month warrants exercisable at $0.01 per share. Additionally, we reimbursed the lender for $10,000 in fees. An affiliate of, the lender was given the right to purchase the lead generation business subject to obtaining shareholder approval. When such affiliate did not do so, the right expired.  In July 2011, we amended the $150,000 note to add a conversion feature making the note convertible at $0.01 per share. All other terms remained the same.  While the note matured in August 2011, the note holder has neither converted the note into common stock nor notified us that we are in default.  A provision in the note allows the note holder to convert the note into common stock at $0.001 per share upon a default. In March 2012, we increased the amount of the convertible promissory note outstanding balance from $100,000 to $475,000. In exchange, the notes Maturity was extended to March 30, 2013 and the holders did not exercise the default provision that allowed for a conversion at $0.001 per share. Additionally, the note holder has notified us that it is their intention to convert $100,000 of the $475,000 principal into 20,000,000 shares of common stock.

In May 2011, we issued to a law firm a $210,000 convertible note which is payable on demand of which $43,687 has been repaid and $26,313 was converted to common stock leaving a balance of $140,000 as of December 31, 2011. The note is convertible at $0.011 per share. Additionally, we issued the law firm 3,000,000, three-year warrants exercisable at $0.011 per share. The note and warrants were issued in satisfaction of accounts payable due to the law firm.

In July 2011, we issued a $450,000 note in connection with the CSI asset acquisition.  It was at the time of the CSI acquisition that we wrote off the value of the licenses as we now owned the PhoneGuard software that we had previous had the exclusive license arrangement on.

In January 2012, we borrowed $200,000 from two third parties and issued to each of them at 15% three-month note. We also paid each of the lenders $5,750 (or $11,500 combined), as a loan fee in connection with the loan. Concurrently, the Company issued to each of such lenders ten million warrants exercisable at $0.01 per share. In April 2012, we repaid $200,000 of the notes.

In March 2012, the Company entered into a $150,000, 3 month 6% convertible note payable July 2, 2012. The proceeds to the Company of the note issuance were reduced by a discount of $15,000, a structuring fee of $15,000 and loan origination fees of $5,250.  The note is convertible into common stock at $0.005 per share.  The Company also issued five-year warrants to purchase an aggregate 90,000,000 shares of common stock at $0.01 per share.  In connection with entering into the note, the Company issued the lender 53,575,715 shares of common stock.

Capital Structure

In order to finance our business and to close the PhoneGuard – Cellular acquisition, we have issued various series of convertible preferred stock. The following are summaries of the material provisions of these series of our preferred stock:

Series A Preferred Stock

In June 2011, we closed a private placement offering with accredited investors and sold an aggregate of 18,600 shares of Series A Convertible Preferred Stock (“Series A”) and five-year warrants to purchase an aggregate of 62,000,000 shares of common stock at $0.040933 per share. This offering raised $1,686,200 in net proceeds after payment of commissions and fees to the placement agent. The Series A, at the time of closing, was convertible at $0.03 per share. The Series A provides for a liquidation preference, voting rights equal to the number of shares of common stock that the holder would be entitled to if the Series A were converted, and a 7% dividend per annum. Additionally, the Series A contains anti-dilution protection and piggyback registration rights.  We also issued five-year warrants to purchase an aggregate of 4,960,000 shares of common stock at $0.040933 per share to a company that assisted in raising the proceeds for the Series A private placement.    In December 2011, in order to encourage conversion, we voluntarily reduced the conversion price of the Series A to $0.01 per share.  In March 2012, pursuant to the terms of the Series A, the conversion price of the outstanding Series A was reduced to $0.005 per share in order to match the conversion price of the Series H Preferred Stock we issued in a private placement.

Series C Preferred Stock

In April 2010, we entered into an employment agreement with Mr. Sasso, which was amended in August 2010. Pursuant to Mr. Sasso’s employment agreement, as amended, we issued Mr. Sasso 675 shares of Series C Preferred Stock (the “Series C”). In May 2011, the Series C was amended to provide that one-half could be immediately converted into shares of common stock upon entering into the Bieber Agreements, with the remaining half becoming convertible into common stock in equal quarterly increments over a two-year period. The Series C shares vote on an as-converted basis with the shares of common stock. The conversion formula to common stock is as follows: every one share of Series C is convertible into 129,629 shares of common stock. Thus, the 675 shares of Series C are convertible into an aggregate of 87,499,575 shares of common stock. The Series C preferred stock has the same liquidation rights as the common stock. The Series C stock was subject to conversion and voting limitations. In April 2011, these limitations were eliminated.

During July 2011, our Board resolved that as consideration for the Release Agreement, the Company would permit the remaining 337.5 shares of Series C preferred stock held by Mr. Sasso to be immediately converted into common stock.  At this time, all 675 shares of vested Series C preferred stock were converted into aggregate of 87,499,575 shares of common stock.

Series D Preferred Stock

In April 2010, the Company issued 2,850,000 shares of Series D Preferred Stock (the “Series D”) to the shareholders of Cellular as consideration for the acquisition of the Software. As of March 8, 2012, a total of 2,366,367 shares of Series D have been converted. The Series D shares vote on an as-converted basis with the shares of common stock. The Series D is convertible into the Company’s common stock at the election of the holders of the Series D. The conversion formula to common stock (which is subject to adjustment to protect the holder against certain dilutive events) is as follows: every one share of Series D is convertible into 23.529411 shares of common stock. Thus, the 2,850,000 shares of Series D are convertible into 67,058,821 shares of common stock. The Series D stock has a liquidation preference equal to $1.00 per share (for a total of $2,850,000).

Series E Preferred Stock

In August 2010, the Company entered into a letter agreement with Mr. Scott Frohman, its Chief Executive Officer. Pursuant to the letter agreement, the Company issued Mr. Frohman 675 shares of Series E Preferred Stock (the “Series E”). In May 2011, the Series E was amended to provide that one-half could be immediately converted into common stock upon entering into the Bieber Agreement, with the remaining half becoming convertible into common stock in equal quarterly increments over a two-year period. The Series E shares vote on an as-converted basis with the shares of common stock. The conversion formula to common stock is as follows: every one share of Series E stock is convertible into 129,629 shares of common stock. Thus, the 675 shares of Series E stock are convertible into aggregate of 87,499,575 shares of common stock. The Series E has the same liquidation rights as the common stock.

In July 2011, the 337.5 vested shares of the 675 shares of Series E preferred stock were converted to 43,749,787 shares of common stock.  The remaining 337.5 shares of Series E can be converted into common stock every three months over a two year period commencing August 15, 2011.  Each quarter, 42.1875 shares of Series E convert into 5,468,723 shares of common stock.  During August 2011, November 2011 and February 2012, a combined 126.5625 shares of Series E were converted into an aggregate of 16,406,169 shares of common stock.  As of March 8, 2012, Mr. Frohman held 210.9375 shares of Series E that will convert into 27,343,616 shares of common stock in five equal quarterly installments over the next fifteen months.

Series F Preferred Stock

In May 2011, the Board designated 68,035.936 shares of Series F Preferred Stock, par value $0.001 per share (“Series F”). Each share of Series F is convertible into 1,000 shares of common stock when we receive shareholder approval to increase our authorized capital to enable the Series F shareholders to convert. The Series F holders may vote on an as-converted basis. The Series F stock has a liquidation preference equal to its par value.  The Series F preferred stock was issued to various prior investors in common stock or other series of preferred stock pursuant to certain full ratchet anti-dilution provisions contained in their respective agreements.  As a result of these provisions, we effectively re-priced the prior investors’ shares (currently held from prior offerings) to $0.05 per share and $0.02 per share, as applicable. As such, we issued approximately 68,035 shares of Series F preferred stock under the ratchet provisions.  In June 2011, the Series F automatically converted to 68,035,953 shares of common stock upon the increase in the Company’s authorized capital stock. As of December 31, 2011, there were no shares of Series F outstanding.

Series G Preferred Stock

In May 2011, the Board designated Series G Preferred Stock (“Series G”). as a new series of preferred stock consisting of 21,000 shares, par value $0.001 per share.  The Series G had a liquidation preference equal to the total consideration paid for all shares issued, voting rights the same as common stock on an as-converted basis, and were automatically convertible to common stock at a ratio of 10,000 common shares for each preferred share upon an increase in the Company’s authorized capital stock. Additionally, the Board approved the sale of up to 21,000 shares of Series G at a price of $100 per share ($0.01 for each common share equivalent) convertible into 210,000,000 shares of common stock at such time we had the increased authorized capital.  All Series G were converted into 207,500,000 shares of common stock.  For a period of two-years following the Series G purchase, investors will have full price protection for any issuances of securities below $0.01 per share. As of December 31, 2011, the Company received $2,074,966 and issued 207,500,000 shares of common stock in lieu of issuing Series G certificates and there were no Series G shares outstanding.

Series H Preferred Stock

In February 2012, the Board designated Series H Preferred Stock (“Series H”), as a new series of preferred stock consisting of 15,000 shares, par value $0.001 per share.  The Series H has a liquidation preference equal to the total consideration paid for all shares issued, voting rights the same as common stock on an as-converted basis, and is automatically convertible into common stock at a ratio of 20,000 common shares for each preferred share upon an increase in the Company’s authorized capital stock. Additionally, the Board approved the sale of up to 15,000 shares of Series H at a price of $0.005 per share, which 15,000 shares would be convertible into 300 million shares of common stock at such time as we have the increased authorized amount of common stock. In February through April 2012, we issued an aggregate 3,450 shares of Series H for $345,000 that converts into 69,000,000 shares of common stock.

Series I Preferred Stock

On April 13, 2012, the Board designated Series I Preferred Stock (“Series I”), as a new series of preferred stock consisting of 100 shares, par value $0.001 per share. On April 13, 2012, the Certificate of Designation of the Series I was filed with the Nevada Secretary of State and we issued for a nominal consideration 50 shares of Series I to each of two of its officers and directors.  For so long as Series I is issued and outstanding, the holders of Series I shall vote together as a single class with the holders of our Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series I being entitled to sixty percent (60%) of the total votes on all such matters regardless of the actual number of shares of Series I then outstanding. Each outstanding share of Series I will automatically convert into one share of our Common Stock upon the effectiveness of a future reverse split of the Company’s Common Stock.

Competition

While there are several other products on the market today that prevent texting while driving using a similar approach, we believe that the PhoneGuard software significantly leapfrogs these products through an additional advanced set of features. We expect that this competition will continue to intensify in the future as a result of industry consolidation, the maturation of the industry and low barriers to entry. We compete with a diverse and large pool of companies.

Our ability to compete depends upon several factors, including the following:

●	The timing and market acceptance of our new solutions and enhancements to existing solutions;
●	Our customer service and support efforts;
●	Our sales and marketing efforts;
●	The ease of use, performance, price and reliability of solutions provided by us; and
●	Our ability to remain price competitive.

Employees

As of April 9, 2012, we had five full time employees. None of our employees are represented by a labor union and we believe that our relations with our employees are good.

Research and Development

Since inception, we have had no material research and development expenses.

Seasonality

While we a not a mature industry, we do not believe that our sales will be substantially different in different seasons of the year.

Raw Materials

We do not require or purchase raw materials to produce our products.

Government Regulation

With the sale of our e-mail and list management businesses, we face fewer regulations than we previously did. Nonetheless, to the extent that we promote our PhoneGuard software through any kind of e-mail campaign we will be subject to certain federal regulations.

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

The CAN-SPAM Act’s main provisions include:

●	Prohibiting false or misleading e-mail header information;
●	Prohibiting the use of deceptive subject lines;
●	Ensuring that recipients may, for at least 30 days after an e-mail is sent, opt out of receiving future commercial e-mail messages from the sender;
●	Requiring that commercial e-mail be identified as a solicitation or advertisement unless the recipient affirmatively permitted the message; and
●	Requiring that the sender include a valid postal address in the e-mail message.

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

Intellectual Property

We have a patent pending associated with our PhoneGuard software.

ITEM 1A. RISK FACTORS.

Not applicable for smaller reporting companies. However, our principal risk factors are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development departments, are presently located in Boca Raton, Florida in a leased office building of approximately 10,400 square feet. The monthly cost of the lease is approximately $16,500 and the term of our lease expires on December 31, 2015. We are only using part of the office space. A company controlled by our Chief Executive Officer is using some of the office space for $3,000 per month. In addition, an unrelated third party is paying approximately $5,000 per month for use of a part of the office space.

ITEM 3. LEGAL PROCEEDINGS.

On December 22, 2011, Bartle Bogle Hegarty LLC (“BBH”), filed a civil action in the United States District Court, Southern District of New York, suit alleging a breach of contract based on the Company’s failure to pay approximately $145,000 to BBH for advertising services.  The Company subsequently filed a countersuit against BBH alleging the lack of performance by BBH adversely impacted the Company.

Except for the case referred to in the preceding paragraph, we are not currently subject to any legal proceedings. From time to time, we have been party to litigation matters arising in connection with the normal course of our business, none of which has or is expected to have a material adverse effect on us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Markets, under the symbol “OPMG”. The last reported sale price of our common stock as reported by the OTC Markets on April 9, 2012 was $0.004 per share. As of that date, there were 176 holders of record. The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		Closing Stock Price
Year	Quarter Ended	High	Low
2012	April 1 through April 9, 2012	$0.0052	$0.0035
	March 31	$0.0180	$0.0032
2011	December 31	$0.0320	$0.0103
	September 30	$0.0975	$0.0235
	June 30	$0.0565	$0.0080
	March 31	$0.0150	$0.0054
2010	December 31	$0.0200	$0.0100
	September 30	$0.0200	$0.0100
	June 30	$0.0600	$0.0200
	March 31	$0.0700	$0.0300

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In addition to those sales of unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, during the fiscal year ended December 31, 2011, we issued securities without registration under the Securities Act of 1933, as described below.

Name of Class	Date of Sale	No. of Securities	Reason for Issuance
Series A Holders(1)	May 26, 2011 June 30 2011	6,357,570 shares of common stock	Inducement to invest in Series A
Vendors and advisors(1)	December 20, 2011 December 21, 2011	4,000,000 shares of common stock	Services performed
Debt holders(2)	December 14, 2011	2,392,040 shares of common stock	Conversion of debt into common stock
(1)      The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.
(2)  The securities were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Options Media had historically been an Internet marketing company providing e-mail services to corporate customers. Additionally, Options Media had a lead generation business and disposed of its SMS text messaging delivery business as discussed below.  In 2010, Options Media transitioned by changing its focus to smart phones and acquiring a robust anti-texting program that prohibits people in vehicles from texting, e-mailing, and reading such communications while moving. As part of its focus on mobile software applications, Options Media has also broadened its suite of products by continuing to improve the features of its anti-texting software. In conjunction with this change of focus, in February 2011, Options Media sold its e-mail and SMS businesses as described below. Options Media retained its lead generation business. The consolidated financial statements contained herein retroactively give effect to the February 2011 sale treating the e-mail and SMS businesses as discontinued operations as if the sale occurred January 1, 2010.  The revenues for the year ended December 31, 2011, consisted almost solely of lead generation revenue.

In April 2010, we acquired the anti-virus license from Cellular. Shortly after, we began to focus on acquiring and developing a robust anti-texting product. In August 2010, we acquired the initial license for PhoneGuard software from Cellular. Our efforts for the balance of 2010 were focused on initiating the market for PhoneGuard software and completing its development.

In July 2011, we acquired certain assets from CSI for $1,125,000 including the PhoneGuard software.  Accordingly, we wrote off the unamortized value of the intangible asset and software licenses that were recorded in connection with the April 2010 license acquisition.

Our anti-texting Software, when active on a mobile phone, prevents the user from texting while driving thereby allowing them to focus on the road. Our anti-texting application is designed to keep teenagers, family members, and people who drive for businesses safe while driving by disabling texting, instant messaging, calling, web browsing, and other phone-based distractions that should not be used while driving. PhoneGuard protects drivers from the dangerous temptation to use their phone while driving.

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

Critical Accounting Estimates

This discussion and analysis of our consolidated financial condition presented in this section is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. On an ongoing basis, we evaluate our estimates and judgments, including those related to allowance for accounts receivable, estimates of depreciable lives and valuation of property and equipment, valuation of beneficial conversion features in convertible debt, valuation of derivative liabilities, valuation and amortization periods of intangible assets, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation (“ASC Topic 718”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Vesting terms vary based on the individual grant terms.

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The BSM option pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms. Equity grants to non-employees are accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to ASC 350 Intangibles–Goodwill and Other, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

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

In accordance with ASC 605-45-05, we report revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent on and earn a fixed percentage of the sale on a net basis, net of related costs.  Credits or refunds are recognized when they are determinable and estimable.

Our revenue will principally be derived from advertising services and subscription fees.

Advertising Revenue. We expect to generate advertising revenue primarily from display, audio and video advertising. The Company will generate its advertising revenue through the delivery of advertising impressions sold on a cost per thousand, or CPT, basis. In determining whether an arrangement exists, we ensure that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. We generally recognize revenue based on delivery information from its campaign trafficking systems. In addition, we will also generate referral revenue from performance-based arrangements, which may include a user or recipient of an “auto reply” performing some action such as clicking on an advertisement and signing up for a membership with that advertiser. We record revenue from these performance-based actions when it receives third-party verification reports supporting the number of actions performed in the period. We generally have audit rights to the underlying data summarized in these reports.

Subscription and Other Revenue. We will generate subscription services revenue through the sale of our PhoneGuard’s anti-texting software. For annual subscription fees, subscription revenue will be recognized on a straight-line basis over the subscription period.

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

The anti-texting software acquired from CSI is not considered to be internally developed software as the anti-texting software did not meet the provisions of the ASC Topic 350 wherein we purchased such software with the intent to market it to the public.  As such, we note that treatment of the cost of the software and future product enhancements are governed by the provisions of ASC 985, Software.  At the time the software purchase was finalized, we had a free version of the software released in the app markets for Android and Blackberry.  Thus, we determined that it had met the provisions of ASC 985, as (i) it deemed the software to be technologically feasible; and (ii) there were no on-going research and development (“R&D”).  Accordingly, we recorded the cost of the software in the line item “Intangible assets, net”.

Pursuant to the provisions of ASC 985, we will amortize the capitalized cost utilizing the straight-line method over the three-year estimated useful life of the software.  Amortization commenced at the acquisition date, as a free version of the product was available to customers.  Future product maintenance and customer support, for the software, will be expensed as incurred.  Should the Company begin to enter a product enhancement phase, it will determine at that time if post-R&D phase costs should be capitalized.

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, Derivatives and Hedging. Under the provisions of ASC 815-40, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), are also required to be accounted for in accordance with derivative accounting treatment under ASC 815-10.  Additionally, the Company evaluates whether the amount of common stock on a as converted basis is in excess of its authorized share total which, if in excess, would result in derivative accounting treatment.  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to a liability at the fair value of the instrument on the reclassification date.

New Accounting Pronouncements

See Note 3 to our consolidated financial statements included in this Report for discussion of recent accounting pronouncements.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Overview

Key highlights for the year ended December 31, 2011 were as follows:

●
We are focusing substantially all of our efforts to develop and market mobile software applications, though in fiscal year 2012 we expect to turn some of our attention to the promotion of “texting responsibly” through music festivals like “Rock 2 Live”;

●	We entered into endorsement agreements with Justin Bieber and his associates to promote our PhoneGuard Software;
●	We appointed a new Chairman of the Board and added two new directors to replace outgoing directors;
●	We contracted with two large advertising agencies to promote our PhoneGuard offerings and boost public relations;
●	We raised $1,860,000 from our Series A preferred stock offering;
●	We raised $2,074,966 from our Series G preferred stock offering; all 20,750 shares of Series G preferred stock were converted to 207,500,000 shares of common stock;
●	We received $234,200 (less $16,000 in commission fees) in a private placement of 23,420,000 shares of common stock;
●	We made progress in the enhancement of PhoneGuard’s anti-texting software, and we re-launched the PhoneGuard software via a different sales structure in February 2012.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Revenues	$530,156	$835,246	$(305,090)	(37)%

The decrease in revenues of $305,090, or 37%, was primarily due to lower direct marketing revenues in 2011 compared to 2010. In the second half of 2011, we began to turn substantially all of our attention to the PhoneGuard anti-texting software resulting in a decreasing amount of attention being placed on our direct marketing business.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Cost of revenues	$387,080	$434,274	$(47,194)	(11)%
Percentage of revenues	73%	52%

The cost of revenues included fees due to outsourced data and data services. The decrease of $47,194, or 11%, was due to the aforementioned decrease in revenues. The increase in cost of revenues as a percentage of revenues was due to increased costs from outsourced data and data services.

There was no royalty expenses included in cost of revenues during the years ended December 31, 2011 and 2010.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Gross profit	$143,076	$400,972	$(257,896)	(64)%
Percentage of revenues	27%	48%

The decrease in gross profit was due to the aforementioned decrease in revenue and cost of revenues.

			Period-over-Period	Period-over-Period
Operating expenses:	2011	2010	$ Change	% Change
Compensation and related costs	$5,340,949	$1,482,875	$3,858,074	260%
Commissions	41,084	115,399	(74,315)	(64)%
Advertising	961,567	258,100	703,467	273%
Rent	217,132	241,668	(24,536)	(10)%
General and administrative	2,603,594	1,837,344	766,250	42%
Impairment of intangible assets	937,500	–	937,500	100%
Impairment of software license	2,135,697	–	2,135,697	100%
Total operating expenses	$12,237,523	$3,935,386	$8,302,137	211%

Compensation and related costs include salaries, payroll related taxes, and non-cash stock-based compensation. These expenses increased by $3,858,074 primarily due to an increase in non-cash stock-based compensation of $3,254,458 from the following items: (i) stock options granted to employees; (ii) the vesting of 675 and 421.875 shares of Series C and E preferred stock, respectively; (iii) stock related grants pertaining to the Bieber Agreements and our Chairman, who played a key role in negotiating the Bieber Agreements; (iv) rights to purchase stock granted to our Chairman and CEO; (v) amortization of warrants to third parties that assisted in the negotiations of the Bieber Agreements; (vi) amortization of stock-based compensation issued to a consultants; and (vii) amortization of restricted stock.

Commissions declined $74,315 due to the aforementioned decline in revenues.

Advertising expenses increased by $703,467 primarily due to the following items: (i) the creation in fiscal year 2011 of various video productions with Justin Bieber and the family of Alex Brown; (ii) an increase in advertisement agency fees; and (iii) an increase in tradeshow expenses.

Rent expense declined by $24,536 due to a renegotiation of our lease agreement.

General and administrative expenses increased $766,250 due to an increase in consulting fees (comprised of fees directly attributable to negotiating and signing the Bieber Agreements, fees to independent software programmers and consultants, fees to our interim Chief Technology Officer, and fees to our interim Chief Operating Officer (whom was later hired as an employee), higher legal fees to support new activity, partially offset by decreases in investor relations, merchant fees and outside services.

Impairment of intangible assets of $937,500 represented a non-cash charge that resulted from a full impairment of the remaining unamortized balance of the PhoneGuard software intangible asset.  While we believe there is value in the PhoneGuard software intangible asset, applicable accounting guidance requires us to evaluate the carrying value of the intangible on an annual basis or should impairment indicators be present.  In accordance with ASC 350, we performed an annual review for impairment during the fourth quarter of our fiscal year and determined that the carrying value was not recoverable as it was in excess of supportable future discounted cash flows.

Impairment of software license of $2,135,697 represented a non-cash charge that resulted from a full impairment of the anti-virus software license, prepaid royalties associated with that software license, and the anti-texting software license pertaining to rights in North, Central, and South Americas. The anti-virus software license was originally acquired for $2,528,426 in April 2010, and $611,037 had been amortized through June 2011, leaving a remaining net book balance of $1,917,389. At the time we purchased the sublicense, we also acquired the prepaid royalties to the software owner. The net book value of the prepaid royalties in June 2011 was $135,808. We are devoting all resources to developing and marketing PhoneGuard’s anti-texting software and decided not to exploit the anti-virus software license we acquired in April 2010. After careful analysis, we determined to no longer market the anti-virus product. As a result, we expensed the entire net book balance of the license and prepaid royalties associated with that license. The anti-texting software license was originally acquired for $110,000 in August 2010, and $27,500 had been amortized as of July 2011, leaving a remaining net book balance of $82,500. This software license was disposed and replaced with the purchase of all worldwide rights; see Note 4 to the consolidated financial statements for additional information.

			Period-over-Period	Period-over-Period
Other income (expense):	2011	2010	$ Change	% Change
Change in fair market value of derivative liabilities	$(496,739)	$–	$(496,739)	(100)%
Other income	63,579	–	63,579	100%
Interest expense	(83,040)	(1,250)	(81,790)	6,543%
Settlement gain (loss)	(62,987)	103,582	(166,569)	(161)%
Loss on extinguishment of debt	(16,117)	–	(16,117)	(100)%
Total other income (expense), net	$(595,304)	$102,332	$(697,636)	(682)%

Change in fair market value of derivative liabilities increased $496,739. Due to the price protection provisions in outstanding warrants, the values were treated as derivative liabilities in the consolidated financial statements.  Additionally, as the amount of common stock on an as converted basis exceeded our authorized share amount, the remaining warrants and convertible debt were also treated as derivative liabilities in the consolidated financial statements.  This results in non-cash gains or losses each period during the term of the warrants and convertible debt. We will report a non-cash loss if our common stock price from the first to last day of a period increases. Conversely, we will report a gain if our common stock price decreases. The losses or gains may be substantial. At December 31, 2011, the closing price of our common stock had increased from the respective closing prices at the dates we valued the warrants and convertible debt issued during the year. The change in fair market value of the respective warrant and embedded conversion option liabilities, resulted in the non-cash loss of $496,739. We account for these derivative instruments under guidance of ASC Topic 815.

Other income increased $63,579 primarily due to sublease income that commenced in 2011.

Interest expense increased $81,790 due to the Company entering into various notes payable during 2011.

Settlement gain (loss) decreased $166,569 because there were no settlement gains in 2011 while there were in the comparable prior year period.  We incurred a settlement loss in 2011 wherein we issued common stock and warrants as settlements.

Loss on extinguishment of debt increased $16,117 due to an amendment made to a note payable. The debt modification was treated as a debt extinguishment.

Income taxes: No tax benefit or expense was recorded for the years ended December 31, 2011 and 2010.

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Loss from continuing operations	$(12,689,751)	$(3,432,082)	$(9,257,669)	(270)%

Loss from continuing operations for the year ended December 31, 2011, increased $9,257,669, or 270%, from the loss from continuing operations for the comparable prior year period due to the aforementioned factors.

			Period-over-Period	Period-over-Period
Non-cash activity:	2011	2010	$ Change	% Change
Non-cash stock compensation related to restricted common stock, stock options, vested shares of Series C and E preferred stock, and prepaid marketing expense	$(3,506,402)	$(486,166)	$(3,020,236)	(621)%
Non-cash impairment of software license and prepaid royalties	(2,135,697)	–	(2,135,697)	N/A
Non-cash impairment of intangible assets	(937,500)	–	(937,500)	N/A
Non-cash charges from amortization, depreciation, debt discount, and debt extinguishment;	(575,465)	(661,659)	86,194	13%
Non-cash change in the fair market value of a warrant liability resulting from the change in the trading price of our common stock	(496,739)	–	(496,739)	N/A
Total non-cash charges, included in the loss from continuing operations	$(7,651,803)	$(1,147,825)	$(6,503,978)	(567)%

			Period-over-Period	Period-over-Period
	2011	2010	$ Change	% Change
Income (loss) from discontinued operations, net of income taxes of $0	$13,941	$(6,428,087)	$6,442,028	100%

Income from discontinued operations for the year ended December 31, 2011 was nominal as compared to the loss from discontinued operations for the comparable prior year period as there was minimal activity related to discontinued operations. This relates to the sale of our e-mail and postal direct marketing business in February 2011. We expected nominal wind-down activity for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Liquidity and Capital Resources

For the year ended December 31, 2011, we used $3,604,373 in cash from continuing operations. The cash used in operating activities consisted of our net loss of $12,675,810 offset by a change in operating assets and liabilities of $1,094,949 and non-cash items comprised of the following (i) combined stock and stock option compensation of $3,161,959; (ii) asset impairment and write-off of prepaid royalties of $2,135,697; (iii) impairment of intangible asset of $937,500; (iv) depreciation and amortization of $501,293; (v) change in fair market value of warrant liability of $496,739; (vi) amortization of prepaid equity instruments of $344,443; (vii) warrants price adjustment of $200,423; (viii) bad debt of $61,266; (ix) stock and warrants granted for settlement of $62,990; (x) debt discount of $58,055; and (xi) loss on extinguishment of debt of $16,117.

For the year ended December 31, 2011, we used $189,987 for investing activities related to: (i) the purchase of our anti-texting software of $300,000; (ii) the payment to Illume in advance of the merger of $50,000; and (iii) the purchase of property and equipment of $14,987, partially offset by proceeds from the sale of the E-mail business of $175,000.

For the year ended December 31, 2011, we were provided with $3,881,943 from financing activities related to: (i) proceeds of $2,074,966 from the Series G private placement; (ii) proceeds of $1,860,000 from the Series A private placement; (iii) proceeds of $234,200 from sales of common stock; and (iv) proceeds of $145,500 from a promissory note which is secured by all of Options Media’s assets; partially offset by (i) financing costs of $259,800 associated with the various stock offerings; (ii) payments of notes payable of $131,188; and (iii) dividend payments of $41,735 on the Series A.

As of April 9, 2012, we had approximately $75,000 in available cash and no balance in net accounts receivable. In 2011, we issued two convertible notes with an aggregate outstanding balance of $240,000. A third note payable has an outstanding balance at December 31, 2011 of $362,500 and it requires monthly payments of $25,000.  In January 2012, we issued three-month promissory notes in the aggregate principal amount of $200,000 that were repaid in April 2012.  In April 2012, we issued a $150,000 three-month convertible note that matures in July 2012.

To remain operational through the next 12 months, we will need to complete one or more additional financings through the issuance of equity or debt instruments and improve our cash flows. Our management team is focusing on various financing alternatives.  In addition to raising additional capital, our management is focused on generating sales from our PhoneGuard software offerings, generating proceeds from concerts that promote the cause of “texting responsibly”, in addition to reducing our discretionary expenses.  Any additional financing may not be available on terms that are favorable to us, if at all. Any additional equity financing may be very dilutive to our existing shareholders. If we are unsuccessful in our efforts to raise capital initially and also increase cash flows from operations to cover our expenditures, we may not remain operational over the next 12 months.

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure. We project to spend more than $100,000 on additional capital expenditures for 2012 for the development of additional software functions and to purchase equipment.

Related Party Transactions

Our results of operations and our liquidity have been affected in part by related party transactions. During the year ended December 31, 2011, we incurred non-cash expenses related to stock options issued to our executive officers and directors and the issuance of preferred stock to our CEO amounting to $1,821,818.  During the year ended December 31, 2010, we incurred a non-cash expenses related to stock options issued to our executive officers and directors and the issuance of preferred stock to our CEO amounting to $240,980.

As of December 31, 2011, we incurred consulting expenses of $200,000, (of which there was $110,000 due to TBC), wherein one Board member is a 2% owner and our Chairman was previously a manager. Effective July 1, 2011, our Chairman resigned from that position, and this payable is included in the line item “Due to related parties” on the Company’s consolidated balance sheet as of December 31, 2011. As of December 31, 2010, there was no balance owed to TBC.

As of December 31, 2011 and 2010, the Company owed an officer $55,726 and $30,498, respectively, for expenses personally advanced on behalf of the Company.

As of December 31, 2011 we owed our executive officers $58,333 in past due salary.  As of December 31, 2010, we owed our executive officers $270,000 in past due salary, which were repaid in full during the year ended December 31, 2011.

In April 2011, LaunchPad, LLC, a company controlled by our CEO verbally agreed to pay up to $3,000 per month on a month-to-month basis for rental of office space. In May 2011, our Board declined the opportunity to purchase the activation-code server for our software and permitted our CEO and an officer of PhoneGuard to acquire it and offer us a discounted price per activation compared to what we paid the third party seller. During the year ended December 31, 2011, we paid, and expensed, $60,014 to this independent company (controlled by our CEO) for 32,440 activation codes.

We paid $110,000 to CSI to reimburse it for the development of PhoneGuard software and acquire a license in August 2010. The former president of PG is president of CSI. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence of this Report.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements regarding our liquidity, our ability to complete a financing, our ability to purchase capital expenditures, expected proceeds from the sale of PhoneGuard software, growth of our PhoneGuard business including entering into future agreements with insurance companies, and plans to enhance PhoneGuard software for iPhones.

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

We incurred a net loss of $12,675,810 and used cash in operating activities of $3,604,373 in 2011. We anticipate these losses and cash deficits will continue for the foreseeable future. We have not reached a profitable level of operations and have negative working capital, all of which raise substantial doubt about our ability to continue as a growing concern. Our continued existence is dependent upon generating working capital. Because of our continuing losses, we have working capital to permit us to remain in business only through the end of April, 2012, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

Because we may need to raise additional capital, if we fail to do we may not be able to remain operational.

We do not have enough working capital to remain operational over the next 12 months. If we do not begin to quickly ramp up our revenues, we will need to complete one or more debt or equity financings. Because we do not have a Term Sheet with a broker-dealer, we cannot assure you that we will raise any or all of this capital. Any equity equivalent financing will be very dilutive to our existing shareholders. Because of the decline in the economy in the United States and overseas, the substantial reduction in available credit for small businesses and the severe decline in our stock price, we have been hampered in our ability to raise the necessary working capital. If we do not raise the necessary working capital, we may not be able to remain operational.

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

If we are unsuccessful in marketing our PhoneGuard software it is likely that we will cease operations and our common stock will be effectively worthless.

During the second half of 2011, we placed a decreasing amount of our attention on our lead generation business; as such, its gross margins cannot support our corporate overhead. Our Board of Directors and management team have decided that our future will rise or fall based in part on our success of our PhoneGuard software. In our efforts to commercialize our PhoneGuard software, we are subject to a number of significant risks including:

●	Delivering the PhoneGuard software to consumers through the app markets;
●	We are relying upon the Bieber Agreements to generate sales; however, the Company can give no assurances that Justin Bieber’s endorsement will result in significant sales of PhoneGuard software;
●
As big box stores play a very important role in the United States in marketing consumer products, we will be harmed if we are unable to convince big box stores to order PhoneGuard software and provide shelf space for it;

●	We may have difficulties convincing insurance companies and wireless phone carriers to enter into agreements with us and sell PhoneGuard software; and
●	We face competition from other anti-texting products which may be superior to PhoneGuard software or may be marketed by companies with substantially greater financial and marketing resources.

Because of our lack of business capital, we may not be able to effectively market PhoneGuard in which case it may not be successful.

In order to effectively market PhoneGuard and gain meaningful market share, we need to raise substantial working capital. If we are able to raise these funds, we will be able to promote PhoneGuard through a combination of television, Internet and other media. To reach these markets, we expect that we will need to raise approximately $2,000,000 in additional financing. If we are unable to raise the working capital, it is not likely that we will be able to effectively market PhoneGuard.

Because we are relying heavily on third parties to provide specialized services, including activation of our PhoneGuard software and sales and marketing of PhoneGuard to retail outlets, the failure by such parties to provide the agreed services at an acceptable level could limit our ability to provide services and/or cause customer dissatisfaction, either of which could adversely affect our business.

Although we hope to be able to obtain sufficient financing to be able to purchase servers and technology for us to activate consumers who purchase PhoneGuard software, presently we are relying on a third party to do so. Additionally, we are relying on various partners to sell and market PhoneGuard to retail outlets. If these key third parties fail to comply with their contracts or devote sufficient resources to marketing and selling it, our business could be severely disrupted and our future revenues are likely to be substantially impaired.

Our networks and IT systems may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations and result in the theft of our proprietary information.

As we sell PhoneGuard software, we or our contractors will be building a database of personal information concerning the purchasers. If a party is able to breach the security measures on a network, he could misappropriate either our proprietary information or the personal information of our customers. Also a hacker could cause interruptions or malfunctions in our operations. We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

Because the future direction of our PhoneGuard business is uncertain, our lack of diversification may cause us to not be successful.

As the bulk of our attention is being spent on our PhoneGuard business, should our efforts prove unsuccessful, our only remaining business line is our lead generation business. That business generates limited revenues, which have been declining recently and have been non-existent since the beginning of the second half of 2011. In any event, the gross profit margin of the lead generation business is not sufficient to sustain our corporate overhead. The failure to diversify our lines of business could result in our complete failure, in which event investors will lose all or substantially all of their investment.

If there is new tax treatment of companies engaged in Internet commerce, this may adversely affect the commercial use of our marketing services and our financial results.

One of our marketing channels for the sale of PhoneGuard is the Internet. Due to the global nature of the Internet, it is possible that, governments of states or foreign countries might attempt to tax our activities. As the recession placed budgetary pressures on governments, it is possible that they may seek to tax Internet activities. New or revised tax regulations may subject us to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online, reduce Internet sales and decrease the attractiveness of advertising over the Internet. Any of these events could have an adverse effect on our business and results of operations.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, Keith St. Clair, Chairman of the Board, Scott Frohman, Chief Executive Officer and Jeff Yesner, Chief Financial Officer, are critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Messrs. St. Clair, Frohman, or Yesner and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.  The Company does not maintain keyman insurance.

Because the CAN-SPAM Act imposes certain obligations on the senders of commercial e-mails, it could adversely impact any Internet marketing of our PhoneGuard Product, and otherwise increase the costs of our business.

We plan to market PhoneGuard on the Internet and possibly by sending e-mails from third parties. The CAN-SPAM Act, which establishes certain requirements for commercial e-mail messages and specifies penalties for the transmission of commercial e-mail messages that are intended to deceive the recipient as to source or content. In addition, some states have passed laws regulating commercial e-mail and text messaging practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-e-mail registries and text messaging listing minors who do not wish to receive unsolicited commercial e-mail and texts that markets certain covered content, such as tobacco, alcohol and adult or other harmful products. However, the CAN-SPAM Act is intended to preempt state anti-spam laws unless such laws enforce parts of the CAN-SPAM Act restricting non-wireless SPAM or unless the state laws prohibit fraudulent or deceptive acts and computer crimes. The ability of our customers’ constituents to opt out of receiving commercial e-mails and texts may minimize the effectiveness of our e-mail and text messaging marketing products. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial e-mail, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to market PhoneGuard or increase our operating costs.

Evolving regulations concerning data privacy may restrict our ability to solicit, collect, process and use data necessary to conduct e-mail marketing campaigns for PhoneGuard or to send surveys and analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation and regulations could, if enacted, prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an Internet address contained in an e-mail message. Such laws and regulations could restrict our ability to collect and use e-mail addresses, page viewing data, and personal information, which may adversely affect our ability to market PhoneGuard through e-mail campaigns.

As Internet commerce develops, federal, state and foreign governments may draft and propose new laws to regulate Internet commerce, which may negatively affect our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to e-mail marketing. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees for PhoneGuard.

If the security of our customers’ confidential information is breached or otherwise subjected to unauthorized access, our reputation may be harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

We have agreements with third-parties to handle the processing of credit card billing of customers. This third-party must protect our customers’ confidential information including credit card information where applicable. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. If security measures are breached because of third-party employee error or malfeasance, or if design flaws in our software are exposed and exploited, and, as a result, a hacker obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, our third-party support company may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, nearly every state has enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers.

If our support companies fail to maintain compliance with the data protection policy documentation standards adopted by the major credit card issuers, it is possible that we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would in effect prevent us from marketing PhoneGuard software online.

If we are unable to protect the confidentiality of our unpatented proprietary information, processes and know-how and our trade secrets, the value of our technology and services could be adversely affected.

Although PhoneGuard software is not patented, we rely upon unpatented proprietary technology, processes and know-how and trade secrets. Although we try to protect this information in part by executing confidentiality agreements with our employees, consultants and third parties, such agreements may offer only limited protection and may be breached. Any unauthorized disclosure or dissemination of our proprietary technology, processes and know-how or our trade secrets, whether by breach of a confidentiality agreement or otherwise, may cause irreparable harm to our business, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise be independently developed by our competitors or other third parties. If we are unable to protect the confidentiality of our proprietary information, processes and know-how or our trade secrets are disclosed, the value of our technology and services could be adversely affected, which could negatively impact our business, financial condition and results of operations.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A party may assert patent and other intellectual property infringement litigation against us claiming PhoneGuard software infringes on its patents or otherwise violates its intellectual property rights. Any lawsuit, whether or not successful, could:

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

If we begin to market PhoneGuard software outside of the United States, we will be exposed to foreign currency risks.

While we currently have no revenue from outside the United States, if we begin to generate material revenues outside of the U.S., we will be exposed to fluctuations in foreign currency exchange rates. We may enter into short-term forward exchange or option contracts to hedge this risk; nevertheless, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currencies in which our revenue is generated. The realization of this risk could have a significant adverse effect on our financial results. There can be no assurance that these and other factors will not have an adverse effect on our business.

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

Although we have yet to generate revenues outside of the U.S., if we do in the future we will be subject to a number of risks besides currency fluctuations, including:

●	Changes in laws or regulations resulting in more burdensome governmental controls, regulation of the Internet, privacy protection, or restrictions;
●	the willingness of consumers from countries with different local cultures to acquire PhoneGuard software;
●	economic conditions which reduce the number of drivers including youth available to buy PhoneGuard software;
●	the lack of disposable income for products like PhoneGuard software;
●	the unavailability of payment gateways like the major credit cards;
●	political and economic instability;
●	extended payment terms beyond those customarily offered in the United States;
●	difficulties in managing sales representatives and employees outside the United States; and
●	potentially adverse tax consequences.

If we cannot manage these risks, we could sustain large losses.

If we cannot manage our growth effectively and expand our technology, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If PhoneGuard is successful, we may incur rapid and substantial growth. Because of this rapid growth, we will need to expand our technology, provide our own activation, and add management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully and expand our technology and capacity as needed. Our failure to meet these challenges could cause us to lose money and subject our shareholders to a loss of some or all of their investment.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	Our failure to generate increasing material revenues from PhoneGuard;
●	Our failure to become profitable;
●	Our failure to raise working capital;
●	Our public disclosure of the terms of any financing which we consummate in the future;
●	Actual or anticipated variations in our quarterly results of operations;
●	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
●	The loss of significant business relationships;
●	Our failure to meet financial analysts’ performance expectations;
●	Changes in earnings estimates and recommendations by financial analysts;
●	Short selling activities; or
●	Changes in market valuations of similar companies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-39 which appear at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2011, we had identified the following material weaknesses which still exist through the date of this report:

As of December 31, 2011 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2011.  Based on this assessment, management believes that, as of December 31, 2011, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2011 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

Our Board of Directors is seeking a candidate with audit committee financial expertise to serve as an independent director of the Company and as the Chairman of our audit committee.  Management also plans to make future investments in the continuing education of our accounting and financial staff.  Specifically, we plan to seek specific public company accounting training during 2012.  Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources and independent directors to provide more internal checks and balances, and to provide qualified independence for our audit committee.  We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE.

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board.

Name	Age	Position
Keith St. Clair	64	Chairman of the Board of Directors
Scott Frohman	44	Chief Executive Officer and Director
Jeff Yesner	41	Chief Financial Officer
Ervin Braun	58	Director
Leo Hindery, Jr.	57	Director

Scott Frohman has served as our Chief Executive Officer and as a director since June 23, 2008 and served as our President from June 23, 2008 until September 19, 2008.  From June 23, 2008 through May 10, 2011, Mr. Frohman was our Chairman of the Board; he remains a director. Since July 2008, Mr. Frohman has served as the Chairman of the Board of Upstream Worldwide, Inc. (“Upstream”). From February 2004 through December 2006, Mr. Frohman co-founded and served as the Chief Executive Officer and a director of Health Benefits Direct Corporation. From May 2003 through October 2003, Mr. Frohman was a consultant for Verid Identification, where he supervised a web-based identity verification process and implemented sales force and marketing procedures. Mr. Frohman was selected to our Board for his general business management with specific experience in marketing driven companies. In addition, Mr. Frohman was selected for his proven track record of success and his extensive experience managing the growth of young companies. Finally, he was selected because he is our Chief Executive Officer.

Keith St. Clair has served as a director and Chairman of the Board since May 10, 2011. From February 2011 through June 2011, Mr. St. Clair was the manager of The Big Company, LLC, which is single purpose entity formed and capitalized to negotiate, contract and deliver Justin Bieber’s group as shareholders in and Justin Bieber as the spokesman for the Company. From August 2009 until July 2010, Mr. St. Clair was the Managing Director of Assist-Card, a global traveler’s insurance company that offers extensive assistance for international travel. From September 2008 until August 2009, Mr. St. Clair was the President of Assist-Card. Since December 2003, Mr. St. Clair has served as the Managing Member of ATWH LLC, a holding company for Travel and Tourism investments. Since June 2010, Mr. St. Clair has served as the Chairman and an Advisory Board member of Forum Telecommunications, a company that is a global leader in international roaming services.

Jeff Yesner has served as our Chief Financial Officer since October 1, 2011.  From November 2007 through August 2011, Mr. Yesner served as the Chief Accounting Officer of Medical Staffing Network Holdings, Inc. (“Medical Staffing”), one of the largest diversified healthcare staffing companies in the United States. Prior to this, Mr. Yesner served as the Vice President of Finance of Medical Staffing from July 2006 until November 2007. Mr. Yesner is a Certified Public Accountant, inactive, in New York.

Ervin Braun has served as a director since November 7, 2011. Dr. Braun, a prosthodontist practicing reconstructive and cosmetic dentistry in Darien, Connecticut for 28 years, has also been involved with multiple partnerships developing residential real estate, and more recently has been a participant in representing and developing music and entertainment talent. Dr. Braun earned his DMD degree from the University of Pennsylvania in 1978, and then received his Prosthodontics certificate at  Memorial Sloan-Kettering Cancer Center. He then did a fellowship in Maxillo-Facial Prosthetics at MSKCC. He has been an attending at MSKCC and at Norwalk Hospital. In addition to his private practice, he has been published, and is a member of the American College of Prosthodontists, The American Academy of Cosmetic Dentistry, The Academy of Osseointegration, and has recently been nominated as a member of "TopDoc America" .Dr. Braun has partnered with Aberdeen Properties for 15 years in successful real estate endeavors in the Connecticut area. In 2008 he was named  CFO of SB Projects, a media consulting company developing and branding music recording artists. He is also a director on the Board of Trustees for Optmed, a biotech company involved with medical adhesives.

Leo Hindery, Jr. served as a director from December 14, 2011 until his resignation on March 16, 2012.  Mr. Hindery advised the Company that his resignation was necessary due to a conflict of interest created by the termination of a potential merger with another company in which he had a continuing position.  Mr. Hindery had been appointed to the Board in anticipation of the potential merger.

There are no family relationships among any of our directors or executive officers.

Committees of the Board

There are currently no committees of the Board because there are only four board members.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officers and Chief Financial Officer. The Code of Ethics also applies to our Board. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  The Code of Ethics has been filed with the SEC as Exhibit 14.1 to this Report.  We will also provide a hard copy of the Code of Ethics to any person without charge, upon request. The request for a hard copy can be made in writing to Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Scott Frohman.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Scott Frohman or by facsimile (561) 892-2618. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Director Independence

Our Board has determined that Mr. Braun is independent in accordance with the Nasdaq Stock Market rules.

Board Structure

In connection with the Bieber Agreements, Mr. St. Clair asked to be appointed Chairman and the Company accommodated this request. This Board leadership structure is appropriate because it will help our Chief Executive Officer focus on our new mobile software business and obtaining financing both of which are challenges facing the Company.

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

2011 Summary Compensation Table

						Non-	Non-
						Equity	Qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Options	Compen-	sation	Compen-
	Years	Salary	Bonus	Awards	Awards	sation	Earnings	sation
	(b)	($)(c)	($)	($)(f)(1)	($)(f)(1)	($)(f)(1)	($)(f)(1)	($)	($)(c)
Keith St. Clair (Chairman of the Board)(2)	2011	$150,000	$100,000	$–	$1,929,183	$–	$–	$3,901	$2,183,084

Scott Frohman	2011	$300,000	$100,000	$–	$108,287	$–	$–	$7,465	$515,752
(Chief Executive Officer)(3)	2010	$300,000	$–	$743,746	$–	$–	$–	$5,135	$1,048,881

Jeff Yesner (Chief Financial Officer)(4)	2011	$57,563	$–	$–	$108,713	$–	$–	$3,530	$169,806

1.	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718; see Note 9 to the consolidated financial statements for valuation.
2.
Mr. St. Clair became employed by the Company in June 2011. Mr. St. Clair’s salary includes $25,000 of accrued salary. See Item 13 – “Certain Relationships and Related Transactions, and Director Independence” of this Report. For information on Mr. St. Clair’s options see the table entitled “Outstanding Equity Awards At 2011 Fiscal Year-End” on the following page. Mr. St. Clair’s “All Other Compensation” was entirely as a result of the Company paying his health insurance premiums.

3.
Mr. Frohman’s salary includes $25,000 of accrued salary. See Item 13 – “Certain Relationships and Related Transactions, and Director Independence” of this Report. For information on Mr. Frohman’s options see the table entitled “Outstanding Equity Awards At 2011 Fiscal Year-End” on the following page. Mr. Frohman’s “Stock Award” represents the issuance to him of Series E preferred stock. Mr. Frohman’s “All Other Compensation” was entirely the result of the Company paying his health insurance premiums.

4.
Mr. Yesner became employed by the Company in September 2011. Mr. Yesner’s salary includes $8,333 of accrued salary. See Item 13 – “Certain Relationships and Related Transactions, and Director Independence” of this Report. For information on Mr. Yesner’s options see the table entitled “Outstanding Equity Awards At 2011 Fiscal Year-End” on the following page. Mr. Yesner’s “All Other Compensation” was entirely the result of the Company paying his health insurance premiums.

Employment Agreements

Effective June 23, 2008, we entered into an employment agreement with Scott Frohman, our Chief Executive Officer. The current term of the agreement expired on June 23, 2011 but will be automatically renewed for additional one-year periods until either we or Mr. Frohman gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term. Mr. Frohman’s base salary is $300,000 per year. On April 20, 2010, Mr. Frohman was granted a five-year option to purchase up to 70,000,000 shares of common stock at an exercise price of $0.036 per share. However, in August 2010 Mr. Frohman cancelled the 70,000,000 options in exchange for 675 shares of Series C. In September 2010, Mr. Frohman then agreed to exchange his 675 shares of Series C for 675 shares of Series E which were identical to the Series C except the Series E has no voting or conversion limits.  On June 26, 2011, we entered into a new employment agreement with Mr.  Frohman.  The current term of the agreement expires on June 25, 2014 but will automatically be renewed for three year periods until either we or Mr. Frohman gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term. Mr. Frohman’s base salary is $300,000 per year.  Mr. Frohman was granted a $100,000 signing bonus and we issued Mr. Frohman a stock option grant to purchase 12,500,000 shares of stock at $0.01. The stock option grant was for a 90 day period and the options expired unexercised.

On June 26, 2011, we entered into an employment agreement with Mr. St. Clair.  The current term of the agreement expires on June 25, 2014 but will automatically be renewed for three year periods until either we or Mr. St. Clair gives the other party written notice of its intent not to renew at least 60 days prior to the end of the then current term. Mr. St. Clair’s base salary is $300,000 per year.  Mr. St. Clair was granted a $100,000 signing bonus and we issued Mr. St. Clair two stock option grants.  One grant was to purchase 12,500,000 shares of stock at $0.01 per share for a 90 day period and the options expired unexercised.  The other grant was to purchase 40,000,000 shares of stock at $0.0445 per share.  Half of this grant, or options to purchase 20,000,000 shares of common stock immediately vested upon grant with the remaining half, or option to purchase 20,000,000 of common stock, vesting quarterly over the three years commencing on September 30, 2011.  On December 30, 2011, we reduced the exercise price of Mr. St. Clair’s options to $0.011 per share from $0.0445 per share.

On August 30, 2011, we entered into an employment agreement with Mr. Yesner.  The current term of the agreement expires on March 16, 2013. Mr. Yesner’s base salary is $200,000 per year.  We issued Mr. Yesner an option to purchase 3,000,000 shares of common stock at $0.0365 per share.  The options vest on a quarterly basis over three years commencing on December 31, 2011.  On December 30, 2011, we reduced the exercise price of Mr. Yesner’s options to $0.011 per share from $0.0365 per share.

Messrs. Frohman St. Clair and Yesner are entitled to severance in the event that they are dismissed without cause or they resign for Good Reason (as such term is defined in their respective Employment Agreements), including upon a change of control of the Company. In any such events, Messrs. Frohman and St. Clair will receive 12 months of his then base salary, and Mr. Yesner will receive six months base salary. Additionally, all of their restricted stock (including the Series E) and stock options will immediately vest.

Consulting Arrangement

On May 10, 2011, we entered into an agreement with TBC, a company in which our Chairman of the Board was previously a manager of and Mr. Braun, one of our directors owns a 2% equity interest. For details, see Item 1, "Business" of this Report.

Outstanding Equity Awards at 2011 Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2011:  There were no outstanding awards of stock at December 31, 2011.

Outstanding Equity Awards At 2011 Fiscal Year-End

	No. of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)(b)		(#)(c)	($)(e)		(f)	(#)(i)	($)(i)
Keith St. Clair(1)	10,000,000	(2)	–	$0.085		05/02/16	–	–
	40,000,00	(3)	–	$0.011	(4)	06/26/16	–	–
Scott Frohman(1)	2,500,000		–	$0.030		06/23/13	–	–
	11,000,000	(5)	–	$0.035		12/11/14	–	–
Jeff Yesner	3,000,000	(6)	–	$0.011	(7)	08/30/16	–	–

(1)
Mr. St. Clair and Mr. Frohman were granted options to purchase 10 million and 12.5 million shares of common stock, respectively on July 20, 2011.  These options were exercisable at $0.01 per share, vested immediately upon grant and expired unexercised on October 20, 2011.

(2)
2.5 million of Mr. St. Clair’s 10 million option grant issued on May 2, 2011 vested immediately with the remaining 7.5 million options vesting over six equal semi-annual periods (each subsequent December 31st and June 30th until fully vesting).

(3)
20 million of Mr. St. Clair’s 40 million option grant issued on June 26, 2011 vested immediately with the remaining 20 million options vesting over twelve equal quarterly periods (each subsequent September 30th, December 31st, March 31st and June 30th until fully vesting).

(4)	Mr. St. Clair’s 40 million option grant was repriced to $0.011 per share from $0.0445 per share on December 30, 2011.
(5)	5 million of Mr. Frohman’s 11 million option grant issued on December 11, 2009 vested immediately with the remaining 6 million options vesting over three equal annual periods.
(6)	Mr. Yesner’s 3 million option grant issued on August 30, 2011 vest over twelve equal quarterly periods (each subsequent December 31st, March 31st, June 30th and September 30th until fully vesting).
(7)	Mr. Yesner’s 3 million option grant was repriced to $0.011 per share from $0.0365 per share on December 30, 2011.

Director Compensation

Dr. Braun receives a stipend of $7,500 per calendar quarter subject to their continued service as a director of the Company, commencing January 1, 2012.

2011 Director Compensation

		Option
	Stipends	Awards(1)	Total
Ervin Braun (2)	$–	$97,360	$97,360
Leo Hindery, Jr. (3)	$–	$59,735	$59,735

(1)
The amount represents the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718; see Note 9 to the consolidated financial statements for valuation. These amounts represent options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the director.

(2)
Mr. Braun received options to purchase 5,000,000 shares exercisable at $0.03 per share for service as a non-employee director. 416,674 options were immediately vested on November 7, 2011 and 4,583,326 options vest in eleven equal quarterly increments of 416,666 beginning with the completion of the quarter ended March 31, 2012.

(3)
Mr. Hindery received options to purchase 5,000,000 shares exercisable at $0.01 per share for service as a non-employee director. 416,674 options were immediately vested on December 14, 2011 and 4,583,326 options vest in eleven equal quarterly increments of 416,666 beginning with the completion of the quarter ended March 31, 2012. 416,674 of the options vested prior to Mr. Hindery’s resignation on March 16, 2012 and the remaining 4,583,326 have been forfeited.

Equity Compensation Plan Information

The following chart reflects the number of options granted and the weighted average exercise price as of December 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding	Weighted Average Exercise Price Per Share of Outstanding	Number of Securities Available for Future Issuance Under Equity Compensation
	Options	Options	Plans
Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders(1)	111,293,333	$0.025	4,993,160

(1)
Includes options to purchase 108,793,333 shares of common stock granted outside the Company’s 2008 equity incentive plan (the “Plan”) of which options to purchase 16,500,000 shares of common stock were granted to executive officers, options to purchase 50,000,000 shares of common stock were granted to the Chairman of the Board and options to purchase 10,000,000 shares of common stock were granted to two directors. Also includes options to purchase 2,500,000 shares of common stock and 506,840 shares of restricted common stock granted under the Plan.

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

Our Board or the Committee may from time to time alter, amend, suspend, or discontinue the Plan with respect to any shares as to which awards of stock rights have not been granted. However, rights granted with respect to any awards under the Plan before the amendment or alteration shall not be impaired by any such amendment, except with the written consent of the grantee.

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

The following chart reflects the number of stock options we have awarded under the Plan to our executive officers and directors.

	Number of	Exercise Price	Expiration
	Options	Per Share	Date
Scott Frohman	2,500,000	$0.30	June 23, 2018

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of April 9, 2012 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors as a group:

		Amount of Shares
Title of Class	Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Percent
Directors and Executive Officers:
Common Stock	Keith St. Clair(3)	38,333,333	1.4%
Common Stock	Scott Frohman(4)	74,655,959	2.7%
Common Stock	Jeff Yesner(5)	250,000	*
Common Stock	Ervin Braun(6)	14,416,674	*
Common Stock	All directors and executive officers as a group (4 persons)	127,655,966	4.5%

5% Shareholders:
Common Stock, preferred stock and warrants	Alpha Capital Anstalt(7)	(7)	4.9%
Common Stock, preferred stock and warrants	The Big Company(8)	174,000,000	6.1%
Common Stock, convertible debt and warrants	Cape One Financial Master Fund, Ltd.(9)	173,571,575	6.1%
——————
*	Less than 1%
(1)	Unless otherwise indicated, the address of each person is c/p the Company at 123 NW 13th Street, Suite 300, Boca Raton, FL 33432.
(2)
Applicable percentages are based on 1,102,988,322 shares outstanding adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules promulgated by the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the filing date of this Report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the table’s footnotes, we believe each shareholder named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(3)
Mr. St. Clair is the Chairman of the Board of Directors. Consists of 10,000,000 shares of common stock and 28,333,333 shares of common stock which may be acquired upon exercise of currently exercisable options. Does not include an aggregate of 21,666,667 shares of common stock which may be issued upon exercise of options which are not currently exercisable.

(4)
Mr. Frohman is a director and an executive officer. Consists of 63,155,959 shares of common stock and an aggregate of 11,500,000 shares of common stock which may be acquired upon exercise of currently exercisable options.  Does not include common stock which may be issued upon exercise of options to purchase an aggregate of 2,000,000 shares of common stock which are not currently exercisable.

(5)
Mr. Yesner is an executive officer. Consists of 250,000 shares of common stock which may be acquired upon exercise of currently exercisable options.  Does not include common stock which may be issued upon exercise of options to purchase an aggregate of 2,750,000 shares of common stock which are not currently exercisable.

(6)
Mr. Braun is a director. Represents 14,000,000 shares of common stock and 416,674 shares of common stock which may be acquired upon exercise of currently exercisable options..  Does not include common stock which may be issued upon exercise of options to purchase an aggregate of 4,583,326 shares of common stock which are not currently exercisable.

(7)
Includes 20,000,000 shares of common stock and additional shares of common stock which may be acquired upon conversion of shares of Series A stock and exercise of warrants. The Certificate of Designations of the Series A and the warrants held by Alpha Capital Anstalt each contain provisions prohibiting the holder from acquiring more than 4.99% beneficial ownership of the Company’s common stock upon conversion of the Series A and exercise of the warrants, The address of Alpha Capital is c/o LH Financial Services Corp., 150 Central Park South, New York, NY 10019.

(8)	Includes currently exercisable warrants to purchase 174,000,000 of common stock. The address of The Big Company is 81 Isle of Venice Drive #14, Fort Lauderdale, FL 33301.
(9)
Includes 53,575,715 shares of common stock, currently exercisable warrants to purchase 90,000,000 of common stock and a promissory note that is convertible into 30,000,000 shares of common stock. The address of Cape One Financial Master Fund, Ltd. is 410 Park Avenue, New York, NY 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In August 2010, we entered into an agreement with Mr. Frohman, in which he cancelled 70,000,000 stock options granted to him in April 2010 in exchange for the issuance to him of 675 shares of Series C. The Series C votes on an as converted basis and is entitled to 129,629 votes per share. In exchange for the Series C Stock in September 2010, the Company authorized and issued to Mr. Frohman 675 shares of Series E with the same right and preferences as the Series C Preferred Stock except without the voting and conversion limitations.  The 675 shares of Series E issued to Mr. Frohman is entitled to 87,499,575 votes. The Series E is also convertible into common stock subject to the same vesting requirements.

In August 2010, we paid $110,000 to Cellular to reimburse it for the development of DriveSafe and acquire a license. The former President of the Company’s wholly owned subsidiary PhoneGuard, is also the President of Cellular.

In April 2011, LaunchPad, LLC, a company controlled by our CEO verbally agreed to pay up to $3,000 per month on a month-to-month basis for rental of office space.  Pursuant to this arrangement, in 2011 LaunchPad, LLC paid the Company an aggregate amount of $27,000 of rent. In May 2011, our Board declined the opportunity to purchase the activation-code server for our software and permitted our CEO and an officer of PhoneGuard to acquire it and offer us a discounted price per activation compared to what we paid the third party seller. During the year ended December 31, 2011, we paid, and expensed, $60,014 to this company (controlled by our CEO) for 32,440 activation codes.  The Board further agreed that Messrs. Frohman and Sasso may do so and charge us $1.85 per activation rather than $2.00 the third party was charging us. Mr. Frohman abstained from voting on all of these transactions affecting him.

In May 2011, our Board amended the vesting provisions of the Series C and Series E Preferred Stock so that upon the signing of the Bieber Agreement, one-half of each Series immediately vested and could be converted into shares of common stock, with the remaining shares vesting in equal increments quarterly with the first vesting date being August 10, 2011, subject to the executive remaining employed with us on each applicable vesting date. Mr. Sasso holds the Series C and Mr. Frohman holds the Series E.

For the year ended December 31, 2011, we incurred and accrued consulting expenses of $200,000, of which there was $110,000 due to TBC at December 31, 2011, wherein one Board member is a 2% equity owner and our Chairman was previously a manager. Effective July 1, 2011, our Chairman resigned from that position with TBC.  This payable is included in the line item “Due to related parties” on the Company’s consolidated balance sheet as of December 31, 2011. As of December 31, 2010, there was no balance owed to TBC.  During the year ended December 31, 2011, we did not accrue for or make any royalty payments to TBC (see Item 1 for the amount of the royalty percentages to be paid to TBC and what they are calculated on).

As of December 31, 2011 and 2010, the Company owed an officer $55,726 and $30,498, respectively, for expenses personally advanced on behalf of the Company.

As of December 31, 2011 we owed our executive officers $58,333 in past due salary.  As of December 31, 2010, we owed our executive officers $270,000 in past due salary, which were paid in full during the year ended December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Salberg & Company, P.A. serves as our current independent registered public accounting firm. All of the services provided and fees charged were approved by the Board.

	2011	2010
Audit Fees (1)	$77,400	$77,000
Audit Related Fees (2)	$6,400	–
Tax Fees	–	–
All Other Fees	–	–
———————
(1)	Audit fees – these fees relate to the audits of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)
Audit related fees – The audit related fees for the year ended December 31, 2011 and 2010 were for professional services rendered for reviews of registration statements filed with the SEC and audit related consulting.

Our Board has not adopted a procedure for pre-approval of all fees charged by our independent auditors. The Board approves the engagement letter with respect to audit, tax, review services and other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a) Documents filed as part of the report.

(1)	All Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
(2)	Notes to Consolidated Financial Statements
(3)	Exhibits

Exhibit Index

					Filed or
		Incorporated by Reference			Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit #	Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	6/25/08	3.1
3.2	Certificate of Amendment – Name Change	8-K	6/25/08	3.2
3.3	Certificate of Change	8-K	6/25/08	3.3
3.4	Certificate of Amendment - Increased Capital	10-K	3/31/10	3.6
3.5	Certificate of Amendment - Increased Capital	10-Q	8/13/10	3.4
3.6	Certificate of Amendment - Increased Capital	10-Q	8/22/11	3.8
3.7	Certificate of Designation - Series A & Series B	10-K	3/31/10	3.4
3.8	Amendment to Certificate of Designation – Series A	10-Q	11/15/10	3.10
3.9	Amendment to Certificate of Designation – Series B	10-K	3/31/10	3.5
3.10	Certificate of Designation - Series C & Series D	10-Q	8/13/10	3.7
3.11	Amendment to Certificate of Designation – Series C	10-Q	11/15/10	3.11
3.12	Certificate of Correction - Series D	10-Q	8/13/10	3.8
3.13	Amendment to Certificate of Designation – Series D	10-Q	8/13/10	3.9
3.14	Certificate of Designation – Series E	10-Q	11/15/10	3.14
3.15	Certificate of Designation – Series F	10-Q	5/23/11	3.15
3.16	Certificate of Designation – Series G	10-Q	5/23/11	3.12
3.17	Bylaws	SB-2	11/8/07	3.2
3.18	First Amendment to Bylaws	8-K	9/25/08	3.1
3.19	Second Amendment to Bylaws	10-K	3/31/10	3.9
3.20	Third Amendment to Bylaws	10-Q	8/22/11	3.18
3.21	Certificate of Designation – Series H				Filed
3.22	Certification of Designation - Series I				Filed
10.1	Scott Frohman Employment Agreement*	8-K	6/25/08	10.7
10.2	Scott Frohman Employment Agreement*	10-Q	8/22/11	10.15
10.3	Amendment to Scott Frohman Employment Agreement*	10-Q	8/22/11	10.16
10.4	Keith St. Clair Employment Agreement*	10-Q	8/22/11	10.17
10.5	Amendment to Keith St. Clair Employment Agreement*	10-Q	8/22/11	10.18
10.6	Jeff Yesner Employment Agreement*	10-Q	11/14/11	10.3
10.7	Steve Stowell Employment Agreement*	10-Q	11/14/08	10.3
10.8	Form of Subscription Agreement	10-K	3/31/10	10.7
10.9	Form of Executive Option Agreement	10-K	3/31/10	10.9
10.10	Form of Restricted Stock Agreement	10-Q	11/14/08	10.17
10.11	Stock Option Agreement – Scott Frohman*	10-K	3/31/10	10.8
10.12	Scott Frohman Option Agreement*	S-8	7/27/11	4.1
10.13	Keith St. Clair Option Agreement*	S-8	7/27/11	4.2
10.14	Jeff Yesner Option Agreement*	10-Q	11/14/11	10.4
10.15	Securities Purchase Agreement – Series A Offering	10-Q	8/22/11	10.12
10.16	Form of Warrants – Series A Offering	10-Q	8/22/11	10.13
10.17	Scott Frohman Series C Agreement*	10-K	5/17/11	10.12
10.18	Amendment to Scott Frohman Series C Agreement*	10-K	5/17/11	10.13
10.19	Anthony Sasso Series C Agreement*	10-K	5/17/11	10.18
10.20	Amendment to Anthony Sasso Series C Agreement*	10-K	5/17/11	10.19
10.21	Form of Subscription Agreement – Series G Offering	10-Q	8/22/11	10.14
10.22	Form of Warrant - Bieber Brands and Associates	10-Q	8/22/11	10.21

		Incorporated by Reference			Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
10.23	The Big Company Warrant	10-Q	8/22/11	10.26
10.24	Stockholders Agreement dated April 16, 2010	10-K	5/17/11	10.16
10.25	Amendment to Stockholders Agreement dated August 27, 2010	10-K	5/17/11	10.17
10.26	RVH Security Agreement dated February 25, 2011	10-K	5/17/11	10.22
10.27	RVH Secured Promissory Note dated February 25, 2011	10-K	5/17/11	10.24
10.28	The Big Company Agreement	10-Q/A-2	3/28/11	10.22
10.29	Bieber Brands Agreement	10-Q/A-2	3/28/11	10.23
10.30	Remster 2 Agreement	10-Q/A-2	3/28/11	10.24
10.31	The Last Gang Agreement	10-Q/A-2	3/28/11	10.25
10.32	Asset Purchase Agreement dated April 16, 2010	10-K	5/17/11	10.4
10.33	Amended License Agreement between Cellular Spyware, Inc. and Phone Guard, Inc. dated August 27, 2010	10-K	5/17/11	10.15
10.34	Cellular Spyware Asset Purchase Agreement	10-Q	11/14/11	10.1
10.35	Cellular Spyware Promissory Note	10-Q	11/14/11	10.2
10.36	Database Purchase Agreement	10-K	5/17/11	10.23
10.37	NetQin Sublicense Agreement	10-K	5/17/11	10.14
10.38	NetQin Master Licensing Agreement dated August 20, 2009	10-K	5/17/11	10.20
10.39	Amendment to NetQin Master Licensing Agreement dated April 27, 2010	10-K	5/17/11	10.21
10.40	Amended and Restated RVH 12% Convertible Secured Promissory Note and Assignment Agreement dated March 30, 2012				Filed
10.41	Note Purchase Agreement dated March 30, 2012				Filed
14.1	Code of Ethics				Filed
21.1	Subsidiaries				Filed
23.1	Consent of Salberg & Co, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
———————
*	Management Compensatory Plan or Arrangement.
**
Attached as Exhibit 101 to this Report are the Company’s financial statements for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this Report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Options Media Group Holdings, Inc., 123 NW 13th Street, Suite 300, Boca Raton, Florida 33432, Attention: Scott Frohman.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

Date: April 16, 2012	By:	/s/ Scott Frohman
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Frohman	Chief Executive Officer (Principal Executive Officer)	April 16, 2012
Scott Frohman

/s/ Jeff Yesner	Chief Financial Officer (Principal Financial Officer)	April 16, 2012
Jeff Yesner

/s/ Keith St. Clair	Chairman of the Board	April 16, 2012
Keith St. Clair

/s/ Ervin Braun	Director	April 16, 2012
Ervin Braun

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Options Media Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Options Media Group Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Options Media Group Holdings, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss available to common stockholders of $12,750,103, and net cash used in continuing operations of $3,604,373 for the year ended December 31, 2011, and a working capital deficit, stockholders' deficit and accumulated deficit of $4,110,988, $3,561,883 and $35,494,435 respectively at December 31, 2011. The Company has also discontinued certain operations.  These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 16, 2012

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$15,232	$35,756
Accounts receivable, net of allowance for doubtful accounts of $200,311 and $212,583 at December 31, 2011 and 2010, respectively	–	392,025
Prepaid expenses	131,532	204,045
Prepaid marketing expense	425,165	–
Other current assets	58,800	9,632
Total current assets	630,729	641,458
Property and equipment, net of accumulated depreciation of $90,183 and $47,566 at December 31, 2011 and 2010, respectively	51,721	79,351
Prepaid marketing expense, net of current portion	577,516	–
Intangible assets, net of accumulated amortization of $187,500 and $367,361 at December 31, 2011 and 2010, respectively	20,000	2,291,065
Other non-current assets	37,368	36,422
Assets of discontinued operations held for sale	–	80,893
Total assets	$1,317,334	$3,129,189

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$717,926	$629,123
Accrued expenses	453,293	396,468
Customer deposits	241,035	–
Deferred revenue	849	15,073
Warrant liability	2,414,168	–
Embedded conversion option liability	206,817	–
Note payable	225,000	–
Convertible notes payable	240,000	–
Due to related parties	165,726	30,498
Other current liabilities	44,345	94,453
Dividends payable	32,558	–
Total current liabilities	4,741,717	1,165,615
Notes payable, net of current portion	137,500	–
Total liabilities	4,879,217	1,165,615

Commitments and contingencies (Note 17)

Options Media Group Holdings, Inc. (OPMG) stockholders’ (deficit) equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized
Preferred stock; $0.001 par value Series A, 16,650 and none issued and outstanding at December 31, 2011 and 2010, respectively (liquidation value of $1,697,556 as of December 31, 2011)	17	–
Preferred stock; $0.001 par value Series B, C, E, F, G none issued and outstanding at both December 31, 2011 and 2010	–	–
Preferred stock; $0.001 par value Series D, 483,633 and 1,856,797 issued and outstanding at December 31, 2011 and 2010, respectively (liquidation value of $483,633 as of December 31, 2011)	484	1,857
Common stock; $0.001 par value, 1,500,000,000 shares authorized, 993,859,509 and 414,388,121 issued and outstanding at December 31, 2011 and 2010, respectively	993,860	414,389
Additional paid-in capital	30,938,191	24,291,660
Accumulated deficit	(35,494,435)	(22,744,332)
Total stockholders’ (deficit) equity	(3,561,883)	1,963,574
Total liabilities and stockholders’ (deficit) equity	$1,317,334	$3,129,189

The accompanying notes are an integral part of these consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010

	2011	2010
Revenues	$530,156	$835,246
Cost of revenues	387,080	434,274
Gross profit	143,076	400,972
Operating expenses:
Compensation and related costs	5,340,949	1,482,875
Commissions	41,084	115,399
Advertising	961,567	258,100
Rent	217,132	241,668
General and administrative	2,603,594	1,837,344
Impairment of intangible assets	937,500	–
Impairment of software licenses and prepaid royalties	2,135,697	–
Total operating expenses	12,237,523	3,935,386
Operating loss from continuing operations	(12,094,447)	(3,534,414)
Other income (expense):
Change in fair market value of derivative liabilities	(496,739)	–
Other income	63,579	–
Interest expense	(83,040)	(1,250)
Settlement gain (loss)	(62,987)	103,582
Loss on extinguishment of debt	(16,117)	–
Total other income (expense)	(595,304)	102,332
Loss from continuing operations	(12,689,751)	(3,432,082)
Discontinued operations:
Loss from discontinued operations	(102,277)	(6,428,087)
Gain from sale of discontinued operations	116,218	–
Income (loss) from discontinued operations, net	13,941	(6,428,087)
Net loss	$(12,675,810)	$(9,860,169)
Preferred stock dividends	(74,293)	–
Net loss available to common stockholders	$(12,750,103)	$(9,860,169)
Net loss per share available to common shareholders, basic and diluted – continuing operations	$(0.02)	$(0.01)
Net earnings (loss) per share available to common shareholders, basic and diluted – discontinued operations, net	$0.00	$(0.03)
Net loss per share available to common shareholders, basic and diluted	$(0.02)	$(0.04)
Weighted average number of common shares outstanding:
Basic	706,888,613	274,588,900
Diluted	875,137,197	274,588,900

The accompanying notes are an integral part of these consolidated financial statements

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years December 31, 2011 and 2010

	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount
Balance – December 31, 2009	7,830	$8	7,087	$7	–	$–	–	$–
Common stock issued for cash	–	–	–	–	–	–	–	–
Offering costs paid in cash	–	–	–	–	–	–	–	–
Offering costs paid in stock	–	–	–	–	–	–	–	–
Common stock issued upon exercise of warrants	–	–	–	–	–	–	–	–
Series A issued for cash	2,800	3	–	–	–	–	–	–
Series A converted to common	(10,630)	(11)	–	–	–	–	–	–
Series B issued for cash	–	–	1,601	2	–	–	–	–
Series B converted to common	–	–	(8,688)	(9)	–	–	–	–
Series D issued for License Asset Acquisition	–	–	–	–	–	–	2,850,000	2,850
Series D converted to common	–	–	–	–	–	–	(993,203)	(993)
Common stock issued for warrants under ratchet provision	–	–	–	–	–	–	–	–
Common stock issued for shares under ratchet provision	–	–	–	–	–	–	–	–
Common stock issued for debt conversions	–	–	–	–	–	–	–	–
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for asset purchase	–	–	–	–	–	–	–	–
Common stock issued for settlements	–	–	–	–	–	–	–	–
Stock Options issued for settlement	–	–	–	–	–	–	–	–
Employee stock based compensation - restricted stock	–	–	–	–	–	–	–	–
Employee stock based compensation - stock options	–	–	–	–	–	–	–	–
Net loss for year ended December 31, 2010	–	–	–	–	–	–	–	–
Balance – December 31, 2010	–	$–	–	$–	–	$–	1,856,797	$1,857
Common stock issued for accrued interest conversion	–	–	–	–	–	–	–	–
Common stock issued for asset purchase	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Common stock issued for debt conversions	–	–	–	–	–	–	–	–
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for settlements	–	–	–	–	–	–	–	–
Common stock issued for shares under ratchet provisions	–	–	–	–	–	–	–	–
Common stock issued for vested stock	–	–	–	–	–	–	–	–
Common stock issued for warrant exercises	–	–	–	–	–	–	–	–
Common stock issued in exchange for current liability	–	–	–	–	–	–	–	–
Common stock issued to employees	–	–	–	–	–	–	–	–
Common stock issued to non-employees for services	–	–	–	–	–	–	–	–
Employee stock based comp – stock options	–	–	–	–	–	–	–	–
Cash financing costs	–	–	–	–	–	–	–	–
Series A issued for cash	18,600	19	–	–	–	–	–	–
Series A converted to common	(1,950)	(2)	–	–	–	–	–	–
Series C issued for stock based comp	–	–	–	–	675	1	–	–
Series C converted to common	–	–	–	–	(675)	(1)	–	–
Series D converted to common	–	–	–	–	–	–	(1,373,164)	(1,373)
Series E issued for stock based comp	–	–	–	–	–	–	–	–
Series E converted to common	–	–	–	–	–	–	–	–
Series F issued for ratchet provisions	–	–	–	–	–	–	–	–
Series F converted to common	–	–	–	–	–	–	–	–
Series G issued for cash	–	–	–	–	–	–	–	–
Series G converted to common	–	–	–	–	–	–	–	–
Warrants issued in connection with embedded conversion option liability	–	–	–	–	–	–	–	–
Warrants price adjustment	–	–	–	–	–	–	–	–
Warrants issued in settlement	–	–	–	–	–	–	–	–
Reclassification of derivative instruments to liabilities	–	–	–	–	–	–	–	–
Dividends	–	–	–	–	–	–	–	–
Net loss for the year ended December 31, 2011	–	–	–	–	–	–	–	–
Balance – December 31, 2011	16,650	$17	–	$–	–	$–	483,633	$484

The accompanying notes are an integral part of these consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - continued
For the Years December 31, 2011 and 2010

	Series E Convertible		Series F Convertible		Series G Convertible
	Preferred Stock		Preferred Stock		Preferred Stock
	Stock	Amount	Stock	Amount	Stock	Amount
Balance – December 31, 2009	–	$–	–	$–	–	$–
Common stock issued for cash	–	–	–	–	–	–
Offering costs paid in cash	–	–	–	–	–	–
Offering costs paid in stock	–	–	–	–	–	–
Common stock issued upon exercise of warrants	–	–	–	–	–	–
Series A issued for cash	–	–	–	–	–	–
Series A converted to common	–	–	–	–	–	–
Series B issued for cash	–	–	–	–	–	–
Series B converted to common	–	–	–	–	–	–
Series D issued for License Asset Acquisition	–	–	–	–	–	–
Series D converted to common	–	–	–	–	–	–
Common stock issued for warrants under ratchet provision	–	–	–	–	–	–
Common stock issued for shares under ratchet provision	–	–	–	–	–	–
Common stock issued for debt conversions	–	–	–	–	–	–
Common stock issued for services	–	–	–	–	–	–
Common stock issued for asset purchase	–	–	–	–	–	–
Common stock issued for settlements	–	–	–	–	–	–
Stock Options issued for settlement	–	–	–	–	–	–
Employee stock based compensation - restricted stock	–	–	–	–	–	–
Employee stock based compensation - stock options	–	–	–	–	–	–
Net loss for year ended December 31, 2010	–	–	–	–	–	–
Balance – December 31, 2010	–	$–	–	$–	–	$–
Common stock issued for accrued interest conversion	–	–	–	–	–	–
Common stock issued for asset purchase	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Common stock issued for debt conversions	–	–	–	–	–	–
Common stock issued for services	–	–	–	–	–	–
Common stock issued for settlements	–	–	–	–	–	–
Common stock issued for shares under ratchet provisions	–	–	–	–	–	–
Common stock issued for vested stock	–	–	–	–	–	–
Common stock issued for warrant exercises	–	–	–	–	–	–
Common stock issued in exchange for current liability	–	–	–	–	–	–
Common stock issued to employees	–	–	–	–	–	–
Common stock issued to non-employees for services	–	–	–	–	–	–
Employee stock based comp – stock options	–	–	–	–	–	–
Cash financing costs	–	–	–	–	–	–
Series A issued for cash	–	–	–	–	–	–
Series A converted to common	–	–	–	–	–	–
Series C issued for stock based comp	–	–	–	–	–	–
Series C converted to common	–	–	–	–	–	–
Series D converted to common	–	–	–	–	–	–
Series E issued for stock based comp	422	–	–	–	–	–
Series E converted to common	(422)	–	–	–	–	–
Series F issued for ratchet provisions	–	–	68,036	68	–	–
Series F converted to common	–	–	(68,036)	(68)	–	–
Series G issued for cash	–	–	–	–	20,750	21
Series G converted to common	–	–	–	–	(20,750)	(21)
Warrants issued in connection with embedded conversion option liability	–	–	–	–	–	–
Warrants price adjustment	–	–	–	–	–	–
Warrants issued in settlement	–	–	–	–	–	–
Reclassification of derivative instruments to liabilities	–	–	–	–	–	–
Dividends	–	–	–	–	–	–
Net loss for the year ended December 31, 2011	–	–	–	–	–	–
Balance – December 31, 2011	–	$–	–	$–	–	$–

The accompanying notes are an integral part of these consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - continued
For the Years December 31, 2011 and 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Balance – December 31, 2009	97,713,210	$97,713	$19,626,357	$(12,884,163)	$6,839,922
Common stock issued for cash	84,330,000	84,330	758,970	–	843,300
Offering costs paid in cash	–	–	(150,000)	–	(150,000)
Offering costs paid in stock	2,000,000	2,000	(77,282)	–	(75,282)
Common stock issued upon exercise of warrants	358,333	358	12,108	–	12,466
Series A issued for cash	–	–	7,997	–	8,000
Series A converted to common	30,371,429	30,371	(30,360)	–	–
Series B issued for cash	–	–	560,478	–	560,480
Series B converted to common	86,890,000	86,890	(86,881)	–	–
Series D issued for License Asset Acquisition	–	–	2,622,150	–	2,625,000
Series D converted to common	23,369,483	23,369	(22,376)	–	–
Common stock issued for warrants under ratchet provision	1,167,262	1,167	(1,167)	–	–
Common stock issued for shares under ratchet provision	68,432,174	68,434	(68,434)	–	–
Common stock issued for debt conversions	3,140,000	3,140	106,760	–	109,900
Common stock issued for services	8,499,500	8,500	288,983	–	297,483
Common stock issued for asset purchase	300,000	300	10,200	–	10,500
Common stock issued for settlements	7,674,500	7,675	260,933	–	268,608
Stock Options issued for settlement	–	–	29,200	–	29,200
Employee stock based compensation - restricted stock	142,230	142	39,826	–	39,968
Employee stock based compensation - stock options	–	–	404,198	–	404,198
Net loss for year ended December 31, 2010	–	–	–	(9,860,169)	(9,860,169)
Balance – December 31, 2010	414,388,121	$414,389	$24,291,660	$(22,744,332)	$1,963,574
Common stock issued for accrued interest conversion	1,067,561	1,068	9,608	–	10,676
Common stock issued for asset purchase	25,000,000	25,000	350,000	–	375,000
Common stock issued for cash	23,420,000	23,420	210,780	–	234,200
Common stock issued for debt conversions	7,392,044	7,392	68,920	–	76,313
Common stock issued for services	21,000,000	21,000	171,000	–	192,000
Common stock issued for settlements	1,253,026	1,253	17,542	–	18,795
Common stock issued for shares under ratchet provisions	9,357,570	9,357	(9,357)	–	–
Common stock issued for vested stock	71,400	71	(71)	–	–
Common stock issued for warrant exercises	10,748,715	10,748	(10,748)	–	–
Common stock issued in exchange for current liability	628,571	629	14,371	–	15,000
Common stock issued to employees	2,000,000	2,000	38,074	–	40,074
Common stock issued to non-employees for services	8,000,000	8,000	85,000	–	93,000
Employee stock based comp – stock options	–	–	1,795,412	–	1,795,412
Cash financing costs	–	–	(249,800)	–	(249,800)
Series A issued for cash	–	–	1,859,981	–	1,860,000
Series A converted to common	19,500,000	19,500	(19,498)	–	–
Series C issued for stock based comp	–	–	743,745	–	743,746
Series C converted to common	87,499,575	87,500	(87,499)	–	–
Series D converted to common	32,309,740	32,310	(30,936)	–	–
Series E issued for stock based comp	–	–	489,727	–	489,727
Series E converted to common	54,687,233	54,687	(54,687)	–	–
Series F issued for ratchet provisions	–	–	(68)	–	–
Series F converted to common	68,035,953	68,036	(67,968)	–	–
Series G issued for cash	–	–	2,074,945	–	2,074,966
Series G converted to common	207,500,000	207,500	(207,479)	–	–
Warrants issued in connection with embedded conversion option liability	–	–	59,670	–	59,670
Warrants price adjustment	–	–	200,423	–	200,423
Warrants issued in settlement	–	–	44,195	–	44,195
Reclassification of derivative instruments to liabilities	–	–	(848,751)	–	(848,751)
Dividends	–	–	–	(74,293)	(74,293)
Net loss for the year ended December 31, 2011	–	–	–	(12,675,810)	(12,675,810)
Balance – December 31, 2011	993,859,509	$993,860	$30,938,191	$(35,494,435)	$(3,561,883)

The accompanying notes are an integral part of these consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010

	2011	2010
Operating activities
Net loss	$(12,675,810)	$(9,860,169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock granted to non-employees for services	93,000	42,000
Stock granted to employees	40,074	39,968
Stock granted for settlement	18,795	–
Stock options granted to employees	1,795,412	404,198
Gain on settlements of debts	–	(267,031)
Vesting of preferred stock Series C and E	1,233,473	–
Warrants price adjustment	200,423	–
Warrants issued in settlement	44,195	–
Change in fair market value of derivative liabilities	496,739	–
Impairment of intangible assets	937,500	–
Impairment of software licenses and prepaid royalties	2,135,697	–
Impairment of goodwill	–	6,372,230
Amortization of prepaid equity instruments	344,443	–
Amortization of prepaid expenses	–	235,140
Amortization of debt discount	58,055	–
Amortization of intangibles	458,676	533,776
Depreciation	42,617	127,883
Bad debt	61,266	241,813
Loss on asset and software disposal	–	15,466
Extinguishment of debt	16,117	–
Changes in operating assets and liabilities:
Accounts receivable	330,759	(262,142)
Prepaid expenses	57,076	5,743
Other current assets	832	2,368
Other non-current assets	(946)	–
Accounts payable	312,803	348,270
Accrued expenses	67,497	(113,055)
Customer deposits	241,035	–
Deferred revenues	(14,224)	(5,952)
Due to related parties	135,228	(1,606)
Other current liabilities	(35,111)	14,083
Cash used in continuing operating activities	(3,604,373)	(2,127,017)
Cash provided by (used in) discontinued operating activities	(108,107)	101,964

Investing activities
Purchases of property and equipment, net	(14,987)	–
Payments in connection with plan of merger	(50,000)	–
Purchase of intangible asset	–	(20,000)
Purchase of software	–	(163,425)
Proceeds from sale of intangible asset	175,000	–
Purchase of anti-texting software	(300,000)	–
Cash used in continuing investing activities	(189,987)	(183,425)
Cash used in discontinued investing activities	–	(5,000)

Financing activities
Bank overdraft	–	(27,721)
Proceeds from sales of preferred stock Series A	1,860,000	–
Proceeds from sales of preferred stock Series G	2,074,966	–
Proceeds from sales of common stock	234,200	1,411,780
Proceeds from warrants exercises	–	12,466
Proceeds from loans	145,500	–
Financing costs	(259,800)	(225,282)

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – continued

	2011	2010
Dividends paid	(41,735)	–
Repayments of loans	(131,188)	(237,100)
Principal payments on capital lease obligations	–	(976)
Cash provided by financing activities	3,881,943	933,167
Net decrease in cash	(20,524)	(1,280,311)
Cash at beginning of year	35,756	1,316,067
Cash at end of year	$15,232	$35,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$2,387
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Embedded conversion option liability	$59,670	$–
Settlement of accounts payable in exchange for intangible asset	$14,000	$–
Settlement of accounts payable in exchange for note payable	$210,000	$–
Reclassification of derivative instruments to liabilities	$848,751	$–
Converted preferred stock Series A to common stock	$19,498	$–
Converted preferred stock Series D to common stock	$30,936	$–
Converted preferred stock Series F to common stock	$68,036	$–
Converted preferred stock Series G to common stock	$207,479	$–
Converted debt to common stock	$76,313	$109,900
Converted accrued interest to common stock	$10,676	$–
Dividends declared	$32,558	$–
Issued note payable for asset acquisition	$450,000	$–
Issued common stock for asset acquisition	$375,000	$2,635,500
Issued prepaid common stock for services to be rendered	$192,000	$255,484
Issued common stock for settlement of accounts payable and accrued expenses	$–	$380,566
Issued common stock in exchange for current liability	$15,000	$–
Issued common stock for warrants exercised	$10,748	$–
Issued ratchet shares of common stock	$9,358	$–
Issued ratchet shares of common stock	$77,394	$–
Issued warrants with derivative characteristics	$1,275,495	$–

The accompanying notes are an integral part of these consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1.             NATURE OF OPERATIONS AND GOING CONCERN BASIS OF PRESENTATION

Description of Business

Options Media Group Holdings, Inc. or the “Company”, “we”, “us", or “our” was incorporated in the state of Nevada and is the holding company for its operating subsidiaries.

In April 2010, through our wholly-owned subsidiary PhoneGuard, Inc., the Company entered into an asset purchase agreement and sublicense agreement with Cellular Spyware, Inc. (“CSI”). The asset acquisition gave the company rights to the name PhoneGuard whereby the Company then entered the mobile and smart phone application market. PhoneGuard acquired certain assets of CSI for an anti-virus and anti-malware software product and at the time became the exclusive marketer of the anti-virus and anti-malware software product within the United States and Canada.  During August 2010 (in addition to anti-virus and anti-malware software), the Company acquired an exclusive license for CSI's rights to a state-of-the-art anti-texting product in North, Central, and South Americas (see below).  The Company did not commercialize the anti-virus product.

In May 2011, the Company entered into an agreement with Bieber Brands to promote the sale of the PhoneGuard product, see Note 14.  In June 2011, the Company changed its focus from the sale of its anti-virus software to the sale of anti-texting software.  In July 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with CSI.  In connection with the Agreement, the Company purchased all of the intellectual property to the anti-texting software owned by CSI (the “Software”). The Company had previously licensed the Software and had all rights to North, Central, and South Americas. As a result of the Agreement, the Company now owns all worldwide rights to the Software; see Note 4 for additional information.

The Company sells its PhoneGuard software, via the following offerings:

•	PhoneGuard: this version is offered to the consumer free and provides standard product offerings. It is an advertising supported model.

•
PhoneGuard Premium: this version is offered to the consumer via an annual subscription cost.  It is a step up from the PhoneGuard model as it provides additional functionality via a web portal that is not included within the PhoneGuard model.  It is not an advertising supported model.

•
PhoneGuard Enterprise: this version is targeted towards businesses and is offered via an annual subscription cost.  It is a model that has access to the all of the product’s available offerings and is customizable to meet the specific needs of each of our client’s business.  It is not an advertising supported model.

In February 2011, the Company discontinued its e-mail business (see Note 12). Continuing operations consist of the PhoneGuard business and lead-generation business.

Going Concern

As reflected in the accompanying consolidated financial statements for the year ended December 31, 2011, the Company had a net loss available to common stockholders of $12,750,103 and used $3,604,373 of net cash in continuing operations. At December 31, 2011, the Company had a working capital deficit of $4,110,988, which included a warrant liability and embedded conversion option liability of $2,414,168 and $206,817, respectively (see Note 2). Without derivative accounting treatment, our working capital deficit would have been $1,490,003.

Additionally, at December 31, 2011, the Company had a stockholders’ deficit and an accumulated deficit of $3,561,883 and $35,494,435, respectively. These matters and the Company’s expected needs for capital investments and working capital required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock; preferred stock; issuances of short-term and long-term debt securities; and sales of advertising, data services, and mobile software. From January through April 2012, the Company raised approximately $660,000 (net of costs) from private placements of its Series H preferred stock and issuances of convertible notes and  repaid $200,000 of outstanding debt. The Company continues to aggressively manage its operating expenses. The Company’s growth strategy is focused towards PhoneGuard’s software which is anticipated to generate positive cash flows.

As of December 31, 2011, management believes that the Company will meet its expected needs required to continue as a going concern through December 31, 2012, either through cash generated from operations, cash provided by equity, cash provided by debt, or a combination of each.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PhoneGuard, Inc. (“PhoneGuard” or “PG”), Inc., I Acq Corp. (currently inactive operationally), Options Acquisition Sub, Inc. (currently inactive operationally), 1 Touch Marketing, LLC, , Mobile Connections, Inc. (“MCI”), Mobile Innovations, Inc. (“MII”); and Icon Term Life Inc. d/b/a The Lead Link.  MCI and MII were incorporated in July 2011 for the purposes of researching and developing the Company’s mobile billing model for the PhoneGuard software. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments, and assumptions (upon which the Company relies) are reasonable based upon information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

The most significant estimates include the valuation of accounts receivable, estimates of depreciable lives, valuation of property and equipment, valuation of beneficial conversion features in convertible debt, valuation of derivative liabilities, valuation and amortization periods of intangible assets and software, valuation of goodwill, valuation of stock-based compensation, and the deferred tax valuation allowance.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. Leasehold improvements are amortized over the shorter of the estimated useful lives or related lease terms. If there is no specified lease term, then the Company amortizes leasehold improvements over the estimated useful life.

Category	Lives
Furniture and fixtures	7 years
Computer hardware	4 years
Office equipment	5 years
Leasehold improvements	5 years

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Software Costs

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

The anti-texting software acquired from CSI is not considered to be internally developed software as the anti-texting software did not meet the provisions of ASC Topic 350, Intangibles – Goodwill and Other, since the Company purchased such software with the intent to market it to the public.  As such, the Company notes that treatment of the cost of the software and future product enhancements are governed by the provisions of ASC 985, Software.  At the time the software purchase was finalized, the Company had a free version of the software released in the Android and Blackberry “app” markets.  Thus, the Company determined that it had met the provisions of ASC 985, as (i) it deemed the software to be technologically feasible; and (ii) there was no on-going research and development (“R&D”).  Accordingly the Company recorded the cost of the software in the line item “Intangible assets, net”.

Pursuant to the provisions of ASC 985, the Company will amortize the capitalized cost utilizing the straight-line method over the three-year estimated useful life of the software.  Amortization commenced at the acquisition date, as a free “lite” version of the product was available to customers.  Future product maintenance and customer support, for the software, will be expensed as incurred.  Should the Company begin to enter a product enhancement phase, it will determine at that time if post-R&D phase costs should be capitalized.

Goodwill

The Company tests goodwill for impairment in accordance with ASC 350-20 Goodwill and Other Intangible Assets. Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired. The Company has elected to test for goodwill impairment annually. See discussion in Note 7 to the Consolidated Financial Statements.

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with ASC 350-10 Goodwill and Other Intangible Assets and records intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with ASC 805 Business Combinations.

The Company tests intangible assets for impairment in accordance with ASC 350-30 Goodwill and Other Intangible Assets. Accordingly, intangible assets are tested for impairment at least annually or whenever events or circumstances indicate that intangible assets might be impaired. See discussion in Note 7 to the Consolidated Financial Statements.

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

E-mail databases were amortized on a straight line basis over the estimated life. The amortization expense is included in loss from discontinued operations.

The non-compete intangible was amortized on a straight line basis over the term of the agreement. The amortization expense is included in loss from discontinued operations.

Trademarks are considered an indefinite-lived asset and accordingly not amortized unless a finite life is later determined.

Long-Lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with ASC 360 Property, Plant and Equipment, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Under the provisions of ASC 815-40, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), are also required to be accounted for in accordance with derivative accounting treatment under ASC 815-10.  Additionally, the Company evaluates whether the amount of common stock on an as converted basis is in excess of its authorized share total which, if in excess, would result in derivative accounting treatment.  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to a liability at the fair value of the instrument on the reclassification date.

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

The Company has significant financial assets and liabilities for the year ended December 31, 2011 and 2010 that requires recognition and disclosure at fair value.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

We measure and report fair values of our intangible assets and derivative instruments. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The following table summarizes our financial and non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and 2010:

			Fair Value Measurements at December 31, 2011 Using
	Total Carrying Value at December 31,	Total Carrying Value at December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$–	$–	$–	$–	$–
Intangible assets – trade names	$20,000	$20,000	$–	$–	$20,000
Intangible assets – software	$–	$–	$–	$–	$–
Liabilities:
Warrant liability	$2,414,168	$–	$–	$–	$2,414,168
Embedded conversion option liability	$206,817	$–	$–	$–	$206,817

The following is a roll-forward from January 1, 2010 through December 31, 2011 of the fair value liability of level 3 assets and liabilities:

		Intangible Assets	Intangible Assets	Warrant	Embedded Conversion Option
	Goodwill	– Trade names	– Software	Liability	Liabilities
Balance at January 1, 2010	$6,372,230	$20,000	$283,361	$–	$–
Additions	–	–	35,500	–	–
Reclassification of assets to asset of discontinued operations held for sale	–	–	(318,861)	–	–
Goodwill impairment	(6,372,230)	–	–	–	–
Balance at December 31, 2010	$–	$20,000	$–	$–	$–
Asset acquisition	–	–	1,125,000	–	–
Amortization expense	–	–	(187,500)	–	–
Impairment of intangible asset	–	–	(937,500)	–	–
Initial implementation of derivative accounting	–	–	–	1,931,594	192,652
Change in fair value	–	–	–	482,574	14,165
Balance at December 31, 2011	$–	$20,000	$–	$2,414,168	$206,817

Changes in fair value of the warrant derivative liability and the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the warrant derivative liability and the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.

The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liabilities at December 31, 2011:

	121,160,749	37,000,000	25,000,000	820,000	66,960,000	3,000,000	5,000,000
Assumed Variables:	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Expected term	2.36	0.36	0.36	2.04	2.42	2.34	2.99
Expected volatility	206%	222%	222%	205%	206%	206%	206%
Risk-free interest rate	0.25%	0.02%	0.02%	0.25%	0.31%	0.31%	0.36%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The following table summarizes the assumptions the Company utilized to estimate the fair value of the convertible debts’ embedded conversion option liability at December 31, 2011:

	$100,000 debt	$140,000 debt
	Convertible into	Convertible into
Assumed Variables:	10,000,000 Shares	12,727,273 Shares
Expected term	1.00	1.00
Expected volatility	222%	222%
Risk-free interest rate	0.12%	0.12%
Dividend yield	0.00%	0.00%

There were no changes in the valuation techniques during the year ended December 31, 2011.

Revenue Recognition

The Company will recognize revenue when: (i) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (ii) delivery has occurred or services have been provided; (iii) the fee is fixed or determinable; and (iv) collection is reasonably assured.

In accordance with ASC 605-45-05 Reporting Revenue Gross as a Principal vs. Net as an Agent, we report revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent on and earn a fixed percentage of the sale on a net basis, net of related costs.  Credits or refunds are recognized when they are determinable and estimable.

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

The Company sold its e-mail business in February 2011 and receives commission from the purchaser on sales made to the Company’s previous customers. Revenue is recorded when commission is received as there is not enough collection history to record accruals with true-ups to actual. These commissions are reported in discontinued operations.  During the year ended December 31, 2011, the Company has not received any commissions from the purchaser.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Effective January 1, 2008, the Company adopted ASC 740 Income Taxes. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Based on its evaluation, the Company has determined that there were no significant uncertain tax positions requiring recognition in the accompanying financial statements. The evaluation was performed for the tax years ended December 31, 2007, 2008, 2009, 2010 and 2011, the tax years which remains subject to examination by major tax jurisdictions as of December 31, 2011.

The Company classifies interest and penalties arising from underpayment of income taxes in the statements of operations as general and administrative expenses. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Stock based compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation (“ASC Topic 718”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Vesting terms vary based on the individual grant terms.

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The BSM option pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms. Equity grants to non-employees are accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees.

Advertising

In accordance with ASC 720-35, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.

Net Loss Per Share

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC (ASC 260), basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options and other common stock equivalents (as calculated utilizing the treasury stock or reverse treasury stock method, as appropriate). Shares of common stock that are issuable upon the exercise of options have been excluded from the fiscal 2011 and 2010 per share calculations because their effect would have been anti-dilutive due to the net loss. See Note 10 for the calculation of basic and diluted net loss per share.

Segments

The Company follows ASC 280-10 for, Disclosures about Segments of an Enterprise and Related Information.  Segment information is provided in Note 16.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.           RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 regarding ASC Topic 820, Fair Value Measurement.  This ASU updates accounting guidance to clarify how to measure fair value to align the guidance surrounding Fair Value Measurement within Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). In addition, the ASU updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and the ASU was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU will be effective for the Company’s fiscal year beginning January 1, 2012. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU amends the ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

4.           ACQUISITIONS

Asset Purchase of PhoneGuard

In April, 2010, PG a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement and Sublicense Agreement (the “Agreement”) with Cellular Spyware, Inc. (“CSI” or “Cellular”) and Anthony Sasso, the majority shareholder of Cellular.

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

In consideration for entering into the Agreement, the Company issued 2,850,000 shares of Series D Preferred Stock (the “Series D”) to Cellular. The Series D has a liquidation preference equal to $1.00 per share, is convertible into common stock at a rate of 23.52941 (as adjusted per the formula in the agreement) per share of Series D and votes on an as converted basis with the common stock. As of December 31, 2011, 2,366,367 Series D shares have converted to common stock. The fair value of this agreement was $2,625,000 (based on contemporaneous private placement sales price of $0.035 per common share based on the initial Series D to common share conversion ratio of 26.315789 on the purchase date) and for accounting purposes was allocated $2,475,000 to the license and $150,000 to prepaid royalties which had been prepaid by Cellular Spyware, Inc., to NetQin Mobile, Inc., a Chinese company that licenses the software to Cellular. Subsequently an additional $53,420 of acquisition costs was capitalized to the license asset. The license asset is being amortized over the estimated life of 5 years. Cellular will receive a royalty on the renewals of the Software equal to 20% of the net profit for each renewal. The Company is also obligated to pay a fixed fee per amount of software sold and this fee shall first be applied to the prepaid royalty deposit of $150,000.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In accordance with the Agreement, Mr. Sasso entered into a two-year employment agreement with PG to perform sales and marketing services. Under the agreement, Mr. Sasso was to receive a base salary of $240,000 per year and the Company granted to him 1,750 shares of Series C Preferred Stock (the “Series C”). The Series C was restricted and vesting is subject to certain performance milestones of the sales of the Software being met. Of the Series C: (i) 1,500 shares were to vest and be convertible into common stock upon PG selling 1,000,000 units of the Software, (ii) another 200 shares vest upon PG selling 1,100,000 units of the Software and (iii) the remaining Series C were to vest upon PG selling 1,125,000 units of the Software. The Series C has the same liquidation rights as the shares of the Company’s common stock and each share of Series C is convertible into 100,000 shares of the Company's common stock. Once the Company’s authorized capital is increased to at least 700,000,000 shares, the holder of the Series C is entitled to convert its shares of Series C into common stock. A holder of Series C cannot exercise its shares to the extent that the holder would beneficially own, after such exercise, more than 4.99% of the outstanding shares of common stock of the Company. Additionally, a holder of Series C cannot vote any shares beneficially owned by the holder in excess of 4.99% of the outstanding shares of common stock of the Company. Based on transactions at the time of issuance, if all the milestones are met, the fair value of these 1,750 Series C Preferred shares as determined on April 16, 2010 was 175,000,000 shares of common stock at $0.035 or $6,125,000 (based on contemporaneous private placement sales price). This amount will be expensed over time based on our periodic estimate of the probability of achieving these milestones.  In August 2010, the employment agreement was amended to reduce the shares to 675 and amend the vesting terms, see Note 9.  At December 31, 2011 all 675 of the issued shares of the Series C preferred stock had vested (see Note 9).  As the stock’s vesting was accelerated, all unamortized amounts were immediately expensed (see Note 9).  As discussed in the next subsection of this note entitled “Acquisition of CSI Software”, the Company amended Mr. Sasso’s employment agreement.

In August, 2010, for a cash payment of $110,000, the Company acquired an exclusive license from CSI to market the enhanced state of the art anti-texting, drive safe mobile software for North America, Central American and South America markets.

Acquisition of CSI Software

On July 15, 2011, the Company entered into an Agreement with CSI and Mr. Sasso. In connection with the Agreement, the Company purchased all of the intellectual property to the anti-texting Software owned by CSI for an aggregate amount of $1,125,000. The Company had previously licensed the Software and had all rights to North, Central, and South Americas. As a result of the Agreement, the Company now owns all worldwide rights to the PhoneGuard software. As consideration for the Assets, the Company paid CSI $300,000 in cash, a $450,000 promissory note, and 25,000,000 shares of the Company’s common stock (subject to a Lock-Up/Leak-Out Agreement as described below) (the “Consideration Shares”), valued at $375,000 based on a blended, pro rata, price per share of two recent private placements. The note payable stipulated 18 equal monthly installments of $25,000 beginning in August 2011.  The $1,125,000 acquisition of the Software was treated as an asset purchase and the consideration was recorded in the line item “Intangible Assets, net” on the Company’s consolidated balance sheet, see note 7 for December 31, 2011 intangible asset impairment analysis.

On July 15, 2011, the Company entered into a Settlement and Release Agreement with Sasso (the “Release Agreement”) whereby Sasso released the Company from any claims arising from his employment, including any potential severance. In consideration for entering into the Release Agreement, the Company immediately vested 337.5 shares of Sasso’s 675 shares of outstanding Series C (which was convertible into 42,749,787 shares of common stock). Sasso agreed to a Lock-Up/Leak-Out Agreement (the “Lock-Up”) which limits the sales of Sasso’s shares to: (i) 10,000,000 shares during the first month after entering into the Lock-Up and (ii) beginning August 1, 2011 (and in every calendar month thereafter), 10% of the total trading volume of the Company’s common stock for the prior calendar month. In connection with the Release Agreement and Lock-Up, the Company filed a registration statement on Form S-8 registering 20,000,000 of Mr. Sasso’s shares. Additionally, CSI and Sasso agreed to a Lock-Up/Leak-Out Agreement which limits the sales of the Consideration Shares to 10% of the average trading volume for the Company’s common stock for the prior 30 day period beginning on August 15, 2011, and every 30 day period thereafter.  As discussed in further in Note 18, in February 2012, the Company agreed to release the shares from the lock-up agreement in exchange for a modification to the payment terms of the $450,000 promissory note.

5.           ACCOUNTS RECEIVABLE

Accounts Receivable at December 31, 2011 and 2010 is as follows:

	2011	2010
Accounts receivable, gross	$200,311	$604,608
Less: allowance for doubtful accounts	(200,311)	(212,583)
Accounts receivable, net	$–	$392,025

Bad debt expense for the years ended December 31, 2011 and 2010 was $61,266 and $241,813, respectively.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

6.           PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010, consists of the following:

	2011	2010
Computer equipment	$20,998	$12,015
Furniture and fixtures	4,456	4,456
Office equipment	11,450	5,446
SMS mailing platform	105,000	105,000
Total property and equipment	141,904	126,917
Less: accumulated depreciation	(90,183)	(47,566)
Property and equipment, net	$51,721	$79,351

Depreciation expense for the years ended December 31, 2011 and 2010 were $42,617 and $127,883, respectively.

During 2011 there were no asset disposals.  During 2010 there was a $12,283 loss on asset disposals. In addition, there were $185,323 of asset disposals which were fully depreciated.

7.           INTANGIBLE ASSETS & GOODWILL

As of December 31, 2011 and 2010, intangible assets, net, were comprised of the following:

	2011	2010
Intangible assets subject to amortization, gross:
Software (3 years)	$187,500	$2,715,917
Less: accumulated amortization	(187,500)	(444,852)
Intangible assets subject to amortization, net	–	2,271,065
Intangible assets not subject to amortization:
Trademark	20,000	20,000
Total intangible assets, net	$20,000	$2,291,065

Goodwill

The Company had no goodwill as of December 31, 2011.  The Company performed its annual impairment test of Goodwill as of December 31, 2010 as impairment indicators were present. The Company compared the fair value of the reporting unit, based on the subsequent sale of the business for approximately $175,000, with the fair value of the net assets and determined that the implied value of the goodwill was zero. As a result of this annual test, and prior goodwill impairments during 2010 non-cash impairment of Goodwill was recorded during 2010 of $6,372,230 and was included in the loss from discontinued operations (see Note 12).

Intangible Assets:

The Company tests intangible assets for impairment in accordance with ASC 350-30 Goodwill and Other Intangible Assets. Accordingly, intangible assets are tested for impairment at least annually or whenever events or circumstances indicate that intangible assets might be impaired. The Company has elected to test for intangible asset impairment annually.  In accordance with ASC 350, we performed an annual review for impairment during the fourth quarter of our fiscal year and determined that the carrying value was not recoverable as it was in excess of supportable future discounted cash flows and accordingly the Company recorded an impairment loss of $937,500.  During the year ended December 31, 2011, the Company wrote off the software licenses remaining unamortized balance of $1,999,889 as the acquisition of the PhoneGuard software eliminated the need for the software licenses.  During 2010, there was $3,183 of loss on software disposals.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Amortization expense for the years ended December 31, 2011 and 2010 were $458,676 and $533,776, respectively.  There is no future amortization expense of software as of December 31, 2011.

During 2010 the Company acquired the PhoneGuard trademark for $20,000 and has determined it has an indefinite life and thus, is not amortizing the trademark.

At December 31, 2010, there were $80,893 of intangible assets that were not disclosed above that were included net assets of discontinued operations.

8.            NOTES PAYABLE

A summary of notes payable as of December 31, 2011 and 2010 is as follows:

	2011	2010
Note payable to CSI	$362,500	$–
Convertible note payable	140,000	–
Convertible promissory note	100,000	–
Total notes payable	602,500	–
Less: amount classified as current	(465,000)	–
Long-term notes payable, net of current portion	$137,500	$–

The following is a roll-forward of notes payable, unrelated parties from January 1, 2010 through December 31, 2011:

Balance as of January 1, 2010	$60,000
Note conversions	(59,900)
Note repayments	(100)
Balance as of December 31, 2010	–
Notes payable financing	810,000
Payments	(131,188)
Conversions to common stock	(76,313)
Debt discount – Convertible Note Payable	(19,000)
Debt discount – Convertible Promissory Note	(55,171)
Amortization of debt discounts	58,055
Loss on extinguishment of debt	16,117
Balance as of December 31, 2011	$602,500

Note Payable to CSI

In July 2011, the Company issued a $450,000 note in connection with the CSI Agreement and it stipulated 18 equal monthly installments of $25,000 beginning in August 2011; see Note 4 for additional information.  During 2011, the Company repaid $87,500, leaving $362,500 outstanding as of December 31, 2011.  The Company made a partial payment of the November 2011 payment and did not make its December 2011 payment.  As discussed further in Note 18, in February 2012, the Company amended the terms of this note payable such that equal monthly payments in the amount of $25,000 will commence in April 2012 and continue through June 2013.  As such, the Company is presenting the remaining nine months of $25,000 amortization payments in fiscal year 2012, or $225,000, as current, with the remaining $137,500 classified as long-term.

Convertible Note Payable

In May 2011, the Company issued to a law firm a $210,000 convertible note which is payable on demand of which $43,687 was repaid and $26,313 was converted into 2,392,044 shares of common stock, leaving a balance of $140,000 as of December 31, 2011. The principal and interest on this note is convertible into common stock at $0.011 per share.  Additionally, the Company issued the law firm 3,000,000, three-year warrants exercisable at $0.011. The note and warrants were issued in satisfaction of accounts payable due to the law firm. The warrants were valued using the Black-Scholes option pricing model with the following assumptions, stock price of $0.0085 (based on the grant date quoted trading price of the Company's common stock), expected terms of three years, volatility of 159% (based on historical volatility), and a risk-free interest rate of 1.84%. The relative fair value of these warrants, approximately $19,000, was fully expensed due to the note being payable on demand. There was no intrinsic value for the embedded conversion feature because the conversion rate of the note equaled the trading price of the Company’s common stock.  In December 2011, the amount of common stock on an as converted basis exceeded our authorized share amount which resulted in the Company treating the convertible note embedded conversion feature as a derivative liability in the consolidated financial statements; see Note 2 “Fair Value of Financial Instruments and Fair Value Measurements”.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Convertible Promissory Note

In February 2011, the Company issued a $150,000, 6 month 12% promissory note due in August 2011. The note is secured with a priority lien on all the Company’s rights, titles, and interest in its assets, together with the proceeds thereof. The Company incurred $4,500 of an original issue discount which was deducted from the loan proceeds and was recorded as a debt discount and was being amortized over the loan term. In addition, the Company paid the lender $10,000 of legal fees which was recorded as a debt discount and was being amortized over the loan term and issued 6,000,000 warrants (with a cashless exercise provision) exercisable at $0.01 per share for a term of 2.5 years. The fair value of the warrants was $55,800, calculated using the Black-Scholes option pricing model with the following assumptions: stock price of $0.01 (based on the grant date quoted trading price of the Company's common stock), expected term of two and one-half years, volatility of 230% (based on historical volatility), and a risk-free interest rate of 1%.  The relative fair market value of the warrants was $40,671 which was recorded as debt discount and was being amortized over the term of the note.  The Company recorded the aggregate debt discounts of $55,171 for this note (which consisted of the loan fee, legal fees and warrant discount) and amortized $39,054 to interest expense through June 2011.

In July 2011, the Company amended this note to add a conversion feature making the note convertible at $0.01 per share. All other terms remained the same.  The debt modification was treated as a debt extinguishment under ASC 470-50.  Accordingly, the remaining unamortized discount at the time of modification of $16,117 was written-off to loss on extinguishment of debt.  There was no beneficial conversion value of the new note as the conversion price was deemed to be equal to the fair value of the common stock.  In December 2011, the amount of common stock on an as converted basis exceeded our authorized share amount which resulted in the Company treating the convertible note embedded conversion feature as a derivative liability in the consolidated financial statements; see Note 2 “Fair Value of Financial Instruments and Fair Value Measurements”.

In September 2011, as a result of the above mentioned note modification, the note holder converted $50,000 of the promissory note’s principal along with $10,675 of accrued interest into 6,067,561 shares of common stock, see Note 9.

As of December 31, 2011, $100,000 of principal remained outstanding and there was approximately $8,600 of accrued interest.  While the note matured in August 2011, the note holder has neither converted the note into common stock nor notified the Company that it was in default.  A provision in the note allows the note holder to convert the note into common stock at $0.001 per share upon a default.

The following is a roll-forward of notes payable, related parties from January 1, 2010 through December 31, 2011:

Balance as of January 1, 2010	$287,000
Note conversions	(50,000)
Note repayments	(237,000)
Balance as of December 31, 2010	–
Fiscal year 2011 activity	–
Balance as of December 31, 2011	$–

In January 2010, $50,000 of the balance due to related parties was sold and converted into shares of the Company’s Common Stock and the accrued interest was paid in full.  Also in January 2010, the Company repaid $237,000 due under previously issued convertible notes.

9.            STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

Fiscal Year 2010 activity:

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Fiscal Year 2011 activity:

In February 2011, the Company issued 4,000,000 shares of common stock for prior services rendered. The shares were valued at $0.01 per share or $40,000 based on a recent private placement sales price and the services were fully expensed.

In April 2011, the Company issued 628,571 shares of common stock for a $15,000 investment, at a rate of $0.024 per share, which was received in early 2010 and was recorded as a current liability until appropriate documentation was received. The $15,000 was reclassified to equity at the date of issuance of the common stock.

In May 2011, the Company issued 2,000,000 shares of common stock to its new Board Chairman for services rendered. The shares were valued at $0.0125 per share or $25,000 (based on the grant date quoted trading price of the Company's common stock) and were fully expensed as they related to prior services performed.  Additionally, the Company recognized $15,074 relating to 71,400 of previously issued unvested shares that vested in 2011.

In connection with the Bieber deal discussed in Note 14, the Company issued 18,000,000 shares of common stock with a fair value of $153,000 based on the grant date’s market closing price of $0.0085. The fair value of the grant was recorded as a prepaid asset and is being amortized over the 3 year term of the agreement.

In June 2011, the Company issued 68,035,953 shares of common stock upon the automatic conversion of the Series F preferred stock as described below.

In June 2011, the Company issued 5,647,458 shares of common stock for a cashless exercise of 6,000,000 warrants.

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

In July 2011, the Company received $200,000 (less $16,000 commission fees) in a private placement for the sale of 20,000,000 shares of common stock.

In July 2011, the Company issued 1,253,026 shares of common stock as a settlement to a shareholder. The shares were valued at $0.015 per share, or $18,795 (based on a blended, pro rata, price per share of two recent placements).

In August 2011, the Company’s Board consented to the issuance of 3,000,000 shares of common stock for services to be rendered from April through October 2011. The shares were valued at $0.013 per share or $39,000 (based on the grant date quoted trading price of the Company’s common stock at the commencement of the service period) and is being amortized over the period of services rendered.

In August 2011, 42.1875 shares of Series E preferred stock were automatically converted to 5,468,723 shares of common stock.

In September 2011, there were 71,400 shares of restricted common stock that vested (see “Restricted Stock Grant” section within this footnote for additional details).

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In September 2011, as a result of the note modification discussed at Note 8, the note holder converted $60,676 ($50,000 principal and $10,676 accrued interest) into 6,067,561 shares of common stock, of which 5,000,000 were for principal and 1,067,561 were for interest.

In November 2011, 42.1875 shares of Series E preferred stock were automatically converted to 5,468,723 shares of common stock.

In December 2011, the Company issued 3,000,000 shares of common stock for services rendered. The shares were valued at $0.01 or $30,000 based on a closing price at the time the shares were issued and the services were fully expensed in the year ended December 31, 2011.

In December 2011, the Company issued 1,000,000 shares of common stock for services rendered. The shares were valued at $0.023 or $23,000 based on a closing price at the time of service and the services were fully expensed in the year ended December 31, 2011.

In December 2011, the Company issued 2,392,044 shares of common stock for the conversion of $26,313 of outstanding convertible debt, see Note 8.

As of December 31, 2011, the Company issued 9,357,570 shares of common stock. The shares were issued among various investors as a result of agreements which required the Company to effectively re-price their shares (currently held from prior offerings) to $0.02 per share and, related to stock options granted in February 2011, at $0.008 per share.

During 2011, the Company issued 19,500,000 shares of common stock for the conversion of 1,950 previously issued shares of Series A preferred stock, as stated below.

During 2011, the Company issued 32,309,740 shares of common stock for the conversion of 1,373,164 previously issued shares of Series D preferred stock, as stated below.

During 2011, the Company received $2,074,966 for the issuance of 20,750 shares of Series G preferred stock, which, as of September 30, 2011, were all converted into 207,500,000 shares of common stock.

See below for additional discussion of conversions of preferred stock to common stock.

Preferred Stock

Series A Preferred Stock

Prior to January 1, 2010, the Company designated 12,130 preferred shares as Series A convertible preferred stock (“Series A”) par value $0.001, of which 7,830 shares were outstanding at January 1, 2010. The Series A had a liquidation preference equal to $1,213,000 which was convertible into common stock for a two-year period following issuance at an initial price of $0.035 per share and votes on an as converted basis with the common stock. In January 2010, the Company issued 22,371,429 shares of common stock for the conversion of 7,830 previously issued Series A.

In January 2010, the Company completed a private placement of Series A. The Company issued 2,800 shares and received $8,000 gross proceeds. The Series A shares were subsequently converted into 8,000,000 shares of common stock.

In September 2010, the Company authorized the supplement of a July 28, 2010 Offering to (i) increase the maximum number of shares of common stock offered under the Offering from 110,000,000 to 160,000,000; (ii) extend the termination date of the Offering from October 31, 2010 to November 30, 2010; (iii) as of the effective date of the Consent, issuer Series A Preferred Stock in lieu of common stock under the Offering; (iv) provide investors in the private placements in June 2008 through September 2008 the opportunity to effectively reprice their currently held shares from such offerings from $0.30 to $0.05 and (v) provide the investors who received convertible Series A Preferred Stock pursuant to that certain Agreement to Restructure Debt Dated December 15, 2009 the opportunity to effectively reprice their currently held shares from the conversion of the Series A Preferred Stock from $0.035 to $0.02; provided that the investors referenced in (iv) and (v) above must invest at least (the lesser of): $100,000 or 50% of their prior investment. It is further, the Company allows currently held shares from such offerings from $0.30 to $0.05 and (v) provide the investors who received convertible Series A Preferred Stock pursuant to that certain Agreement to Restructure Debt dated December 15, 2009 the opportunity to effectively reprice their currently held shares from the conversion of the Series A Preferred Stock from $0.035 to $0.02; provided that the investors referenced in (iv) and (v) above must invest at least (lesser of): $100,000 or 50% of their prior investment. As of December 31, 2010, no shares were issued under this Offering.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In June 2011, the Company closed a private placement offering with accredited investors and sold an aggregate of 18,600 shares of Series A Convertible Preferred Stock (“Series A”) and five-year warrants to purchase an aggregate of 62,000,000 shares of common stock at $0.040933 per share. This offering raised $1,686,200 in net proceeds after payment of commissions and fees to the placement agent. The Series A is convertible at $0.03 per shares. The Series A provides for a liquidation preference, voting rights equal to the number of shares of common stock that the holder would be entitled to if the Series A were converted, and a 7% dividend per annum. Additionally, the Series A contains anti-dilution protection and piggyback registration rights.  The Company did the following actions with regards to a company that assisted in raising the proceeds for the Series A private placement: (i) voluntarily increased an existing warrant grant of 2,304,000 with an exercise price of $0.035 per share to 8,064,000 with an exercise price of $0.01 per share, or by 5,760,000, resulting in an increase in the warrant value of $200,423; and (ii) issuing five-year warrants to purchase an aggregate of 4,960,000 shares of common stock at $0.040933 per share, valued at $194,870.

In December 2011, in order to encourage conversion, the Company voluntarily reduced the conversion price of the Series A to $0.01 per share from $0.03.  During 2011, 1,950 shares of Series A preferred stock were converted into 19,500,000 shares of common stock.  As discussed in Note 18, in March 2012, pursuant to the terms of the Series A, the conversion price of the outstanding Series A was reduced to $0.005 per share in order to match the conversion price of the Series H Preferred Stock we issued in a private placement.

Series B Preferred Stock

In December 2009, the Company designated 7,175 shares of Series B Preferred Stock (the “Series B”) and increased such amount of designated shares in January 2010 to 10,064 shares. The Series B had a liquidation preference over the common stock and other series of preferred stock of $350 per share, except that the Series B is junior to the Series A in liquidation preference. The Series B votes on an as-converted basis and is automatically convertible as soon as the authorized common stock is increased to 300,000,000 shares at an initial conversion price of $0.035 per share based on the investment amount.

In December 2009, the Company completed a private placement of Series B preferred stock. The Company issued 7,087 shares and received $2,480,350 in gross proceeds. The preferred shares automatically converted in 2010 to the Company’s common stock after approval from the shareholders for the increase in the number of authorized shares to 300,000,000. The conversion formula to common stock is as follows: Series B shares (7,087) x $350/0.035 = 70,867,142 common stock par value $0.001. All Series B preferred stock converted to common stock in January 2010. Additionally, the Company issued to a broker, 2,304,000 warrants as an equity payment for its efforts in the capital raise. The warrants had a value of approximately $69,000.

In January 2010, the Company issued 70,880,000 shares of common stock sold in connection with the conversion of 7,087 previously issued Series B.

In January 2010, the Company in a private placement sold Series B. The Company issued 1,301 shares and received $455,480 gross proceeds. In January 2010, the preferred shares automatically converted to 13,010,000 shares of common stock. The conversion formula to common stock was as follows: Series B shares (1,301) x $350/0.035= 13,010,000 common stock par value $0.001. The Company paid $150,000 in offering costs related to the Series B offering.

In February 2010, the Company completed its private placement of Series B. The Company issued 300 shares and received $105,000. In February 2010, the preferred shares automatically converted to 3,000,000 shares of common stock. The conversion formula was the same as the above paragraph.

Series C Preferred Stock

In April 2010, the Company authorized the issuance of Series C preferred stock (“Series C”).  The Series C have the same liquidation rights as the common shares, voting rights on an as-converted basis and each Series C share is convertible into 100,000 shares of common stock.

In August 2010, the Company entered into an agreement with each of Mr. Anthony Sasso, President of PG, Scott Frohman, Chief Executive Officer of the Company and PG and Mr. Paul Taylor. Under the agreement, Mr. Sasso surrendered his 1,750 shares of Series C and the Company granted to each of Messrs. Sasso and Frohman 675 shares of Series C and to Mr. Taylor 400 shares of Series C. In exchange, Mr. Frohman cancelled 70,000,000 options that were granted to him in April 2010. Finally, in August 2010, the Company entered into a two-year employment agreement with Mr. Taylor and appointed Mr. Taylor President of the Company. Under the terms of the employment agreement, Mr. Taylor received a monthly salary of $8,333. The Company granted him the 400 shares of Series C referred to above. Vesting of the Series C is subject to the same performance milestones as when the shares were issued solely to Mr. Sasso.

In September 2010, Mr. Taylor resigned from the Company and forfeited 400 shares of Series C preferred Shares.

In September 2010, the Board of Directors agreed to increase the conversion ratio for each share of Series C from 100,000 to 129,629 shares of common stock. The filing in Nevada was effective October 4, 2010.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In September 2010, the Chief Executive Officer of the Company agreed to exchange his 675 shares of Series C grant for 675 shares of Series E. The actual exchange occurred in 2011.

As of December 31, 2010, no Series C shares had been issued or accounted for as the contingent vesting requirements for issuance had not yet been met.

In May 2011, the Company amended the vesting terms of Series C granted to Mr. Sasso.  Previously, the preferred stock could be converted into common stock based upon software sales. The Company’s Board modified the conversion provision set forth in the Certificate of Designations of the Series C so that (i) one-half of the shares could be immediately converted into common stock upon execution of the Bieber Agreement; and (ii) the remaining shares would become convertible into common stock in equal quarterly increments over a two-year period with the first conversion date being three months from the date of the Bieber Agreement, subject to continued employment by each, as applicable, on each applicable conversion date. The 675 shares of Series C preferred stock were valued at $0.0085 per share of common stock (based on the quoted trading price of the Company's common stock on the day the milestone was met) which when converted, amounts to 87,499,575 shares of common stock valued at $743,746. At the time, the 337.5 unvested shares were to be expensed over the conversion terms as applicable.  In May 2011, the Company issued the 337.5 shares of Series C preferred stock and immediately recorded $371,873 of stock-based compensation expense.

During July 2011, the Company’s Board resolved that as consideration for the Settlement and Release Agreement (discussed in Note 4), the Company’s Board permitted the remaining 337.5 shares of Series C held by Mr. Sasso to be immediately convertible into common stock.  Accordingly, the Company recorded the remaining $345,882 ($25,991 was amortized prior to the settlement agreement) in stock-based compensation expense for a cumulative total of $743,746.  At this time, all 675 shares of vested Series C preferred stock were converted into 87,499,575 shares of common stock.

Series D Preferred Stock

In April 2010, the Company issued 2,850,000 shares of Series D Preferred Stock (the “Series D”) to the shareholders of Cellular as consideration for the acquisition of the software.  Series D shares were valued at $2,625,000, or $0.035 per share, based on contemporaneous private placement sales prices, see Note 4. The Series D shares vote on an as-converted basis with the shares of common stock. The Series D is convertible into the Company’s common stock at the election of the holders of the Series D. The conversion formula to common stock (which is subject to adjustment to protect the holder against certain dilutive events)  is as follows: every one share of Series D is convertible into 23.529411 shares of common stock. Thus, the 2,850,000 shares of Series D are convertible into 67,058,821 shares of common stock. The Series D stock has a liquidation preference equal to $1.00 per share (for a total of $2,850,000).

During 2010, 993,203 shares of Series D preferred stock converted into 23,369,483 shares of common stock.  During 2011, 1,373,164 shares of Series D preferred stock converted to 32,309,740 shares of common stock.  At December 31, 2011, there are 483,633 shares of Series D outstanding that are convertible into an aggregate of 11,379,600 shares of common stock.

Series E Preferred Stock

In August 2010, the Company entered into a letter agreement with Mr. Scott Frohman, its Chief Executive Officer. Pursuant to the letter agreement, the Company issued Mr. Frohman 675 shares of Series E Preferred Stock (the “Series E”).  In September 2010, the Company authorized the issuance of Series E consisting of 2,000 shares, par value $0.001 per share with the same rights and preferences as the Series C, except without the voting and conversion limitations.

In May 2011, the Company amended the vesting terms of Series E.  Previously, the preferred stock converted into common stock based upon software sales. The Company’s Board modified the conversion provision set forth in the Certificate of Designations of the Series E so that (i) one-half of the shares could be immediately converted into common stock upon execution of the Bieber Agreement and (ii) the remaining shares would become convertible into common stock in equal quarterly increments over a two-year period with the first conversion date being three months from the date of the Bieber Agreement, subject to continued employment by each, as applicable, on each applicable conversion date. The 675 shares of Series E preferred stock were valued at $0.0085 per share of common stock (based on the quoted trading price of the Company's common stock on the day the milestone was met) which when converted, amounts to 87,499,575 shares of common stock valued at $743,746. At the time, the 337.5 unvested shares were to be expensed over the conversion terms as applicable.  In May 2011, the Company issued the 337.5 shares of Series C preferred stock and immediately recorded $371,873 of stock-based compensation expense.

In July 2011, the 337.5 shares of the 675 shares of Series E preferred stock were converted to 43,749,787 shares of common stock.  The remaining 337.5 shares of Series E can be convertible into common stock every three months over a two year period commencing August 2011.  Each quarter, 42.1875 shares of Series E convert into 5,468,723 shares of common stock.  During August 2011 and November 2011, a combined 84.375 shares of Series E converted into an aggregate of 10,937,446 shares of common stock.  As of December 31, 2011, an aggregate 421.875 shares of Series E were vested and converted into 54,687,233 shares of common stock, leaving 263.125 shares of Series E that will automatically convert into 32,812,339 shares of common stock in six equal quarterly installments over the next eighteen months.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Series F Preferred Stock

In May 2011, the Board designated 68,035.936 shares of Series F Preferred Stock, par value $0.001 per share (“Series F”).  The Series F had a liquidation preference equal to its par value, voting rights that are the same as common stock on an as-converted basis, and automatically convertible to common stock at a ratio of 1,000 common shares for each preferred share upon an increase in the Company’s authorized capital stock. The Series F preferred stock was issued to various prior investors in common stock or other series of preferred stock pursuant to certain full ratchet anti-dilution provisions contained in their respective agreements.  As a result of these provisions, the Company effectively re-priced the prior investors’ shares (currently held from prior offerings) to $0.05 per share and $0.02 per share, as applicable. As such, the Company issued approximately 68,036 shares of Series F preferred stock under the ratchet provisions.  In June 2011, the Series F automatically converted to 68,035,953 shares of common stock upon the increase in the Company’s authorized capital stock. As of December 31, 2011, there were no shares of Series F outstanding.

Series G Preferred Stock

In May 2011, the Board designated Series G Preferred Stock (the “Series G”) as a new series of preferred stock consisting of 21,000 shares, par value $0.001 per share.  The Series G has a liquidation preference equal to the total consideration paid for all shares issued, voting rights that are the same as common stock on an as-converted basis, and automatically convertible to common stock at a ratio of 10,000 common shares for each preferred share upon increase in the Company’s authorized capital stock. Additionally, the Board approved the sale of up to 21,000 shares of Series G at a price of $100 per share ($0.01 for each common share equivalent) convertible into 210,000,000 shares of common stock at such time the Company has the increased authorized capital. For a period of two-years following the Series G purchase, investors will have full price protection for any issuances of securities below $0.01 per share. As of December 31, 2011, the Company received $2,074,966 and issued 207,500,000 shares of common stock in lieu of issuing Series G certificates.

Series H Preferred Stock

In February 2012, the Board designating Series H preferred stock (“Series H”) as a new series of preferred stock.  See note 18 for more information.

Series I Preferred Stock

In April 2012, the Board approved Series I preferred stock (“Series I”) as a new series of preferred stock.  See note 18 for more information.

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

A summary of the Company’s stock option activity during the years ended December 31, 2011 and 2010 is presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual
	Quantity	Price	Term (Years)
Balance outstanding at January 1, 2010	22,865,097	$0.270	6.60
Granted	78,200,000	$0.270	–
Exercised	–	$–	–
Forfeited	(2,439,880)	$–	–
Expired	–	$–	–
Cancelled	(70,000,000)	$0.036	–
Balance outstanding at January 1, 2011	28,625,217	$0.067	3.97
Granted	116,050,000	$0.015	3.42
Exercised	–	$–	–
Forfeited	(17,411,884)	$0.076	3.97
Expired	(22,500,000)	$0.010	–
Balance outstanding at December 31, 2011	104,763,333	$0.025	4.00
Exercisable at December 31, 2011	61,814,460	$0.030	3.99

The aggregate intrinsic value of all outstanding options was $149,070 for the year ended December 31, 2011.  There was no intrinsic value for the year ended December 31, 2010.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011 and 2010 was $0.25 and $0.06 (excluding the 70,000,000 granted but then cancelled), respectively.

Fiscal Year 2010 activity:

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Fiscal Year 2011 activity:

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

In April 2011, the Company agreed to issue to a consultant 500,000 stock options exercisable at $0.01 per share. The options were valued at $0.0134 per share or $6,700 using the Black Scholes option pricing model with the following assumptions: stock price of $0.01 (based on agreement date’s quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 175% (based on historical volatility), and a risk-free interest rate of 0.02%. The options were fully expensed.

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In July, 2011, the Company granted its Chairman and CEO a total of 22,500,000 ninety-day non-plan stock options exercisable at $0.01 per share. The options are exercisable upon demand and were to expire in October 2011. The options were valued on the grant date at $0.0087 per share or $194,917 using the Black Scholes option pricing model with the following assumptions: stock price of $0.015 (based on a blended, pro rata, price per share of two recent placements), expected term of 90 days, volatility of 254% (based on historical volatility), and a risk-free interest rate of 0.02%.  These options expired prior to being exercised.

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

In connection with the appointment of a director to our Board, the Company issued to such director 5,000,000 five year stock options, exercisable at $0.03 per share. 416,674 options were immediately vested on November 7, 2011 and 4,583,326 options vest in eleven equal quarterly increments of 416,666 beginning with the completion of the quarter ended March 31, 2012, subject to continued service as a director on each applicable vesting date. The options were valued on the grant date at $0.0195 per share or $97,392 using the Black Scholes option pricing model with the following assumptions: stock price of $0.02 (based on the grant date quoted trading price of the Company's common stock), expected term of five years (using the simplified method), volatility of 205% (based on historical volatility), and a risk-free interest rate of 0.88%.

In connection with another appointment of a director to our Board, the Company issued to such director 5,000,000 five year stock options, exercisable at $0.0122 per share. 416,674 options were immediately vested on December 7, 2011 and 4,583,326 options vest in eleven equal quarterly increments of 416,666 beginning with the completion of the quarter ended March 31, 2012, subject to continued service as a director on each applicable vesting date. The options were valued on the grant date at $0.0119 per share or $59,735 using the Black Scholes option pricing model with the following assumptions: stock price of $0.0122 (based on the grant date quoted trading price of the Company's common stock), expected term of five years (using the simplified method), volatility of 207% (based on historical volatility), and a risk-free interest rate of 0.36%.

On December 30, 2011, the Company repriced three option grants of 40 million, 3 million and 1.5 million from their respective strike prices of $0.0445, $0.0365 and $0.05, to $0.011.  The Company will amortize the incremental aggregate option expense of $22,994 over the remaining term of the respective grant.

In the aggregate, for the year ended December 31, 2011, the Company recorded stock-based compensation expense of $1,795,412, related to stock options. At December 31, 2011, there was $1,531,789 of unrecognized compensation expense to non-vested options-based compensation, which will be expensed over the applicable term of the respective stock option grants.

Restricted Stock Grants

Listed below is a summary of the quantity of employee common stock unvested, granted, vested and cancelled for the years ended December 31, 2011 and 2010.

Unvested shares at January 1, 2010	457,667
Shares granted	–
Shares vested	(101,107)
Unvested shares cancelled	(285,160)
Unvested shares at December 31, 2010	71,400
Shares granted	–
Shares vested	(71,400)
Unvested shares cancelled	–
Unvested shares at December 31, 2011	–

For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $15,074 related to restricted stock grants. As of December 31, 2011, all remaining shares have vested with no further unrecognized compensation expense.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Stock Warrants

During 2011, the Company issued warrants along with certain debt (9,000,000), the issuance of Series A (72,720,000), and the Bieber transaction (183,160,749), see Notes 8, 9 and 14 for additional information.  Additionally, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share as a settlement, valued at $44,195 based on a Black-Scholes pricing model using a stock price of $0.01 (based on the grant date quoted trading price of the Company's common stock), expected term of three years based on the contracted term, volatility of 209% (based on historical volatility), and a risk-free interest rate of 0.40%.

During 2010, the Company issued warrants as part of the sale of common stock units and with certain debt. Additionally, certain warrant holders exercised their warrants into common stock in 2011. Activity during 2011 and 2010 was as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual
	Quantity	Price	Term (Years)
Balance outstanding at January 1, 2010	6,520,665	$0.038	3.16
Granted	333,333	–	–
Exercised	(358,333)	–	–
Expired	–	–	–
Balance outstanding at January 1, 2011	6,495,665	$0.038	2.12
Granted	269,880,747	0.019	2.97
Exercised	(14,064,000)	0.010	–
Expired	(3,371,667)	0.517	–
Balance outstanding at December 31, 2011	258,940,745	$0.022	2.43

During 2011, the exercise of 14,064,000 warrants occurred on a cashless basis.  As discussed in Note 18, in connection with the $0.005 per share conversion price of the Series H private placement, almost all of the outstanding warrants were ratcheted down to $0.005 per share with an increase in the number of warrants in order to keep the dollar proceeds from the exercise constant per the anti-dilution provisions contained within the respective documents.

In December 2011, the amount of common stock on an as converted basis exceeded our authorized share amount which resulted in the Company treating the warrants as a derivative liability in the consolidated financial statements (See Note 2).

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

10.           NET EARNINGS (LOSS) PER SHARE

The Company’s basic and diluted shares and its basic and diluted net earnings (loss) per share for the years ended December 31, 2011, and 2010 was as follows

	2011	2010
Basic numerator:
Loss from continuing operations	$(12,689,751)	$(3,432,082)
Less: preferred stock dividends	(74,293)	–
Numerator for basic loss per share – continuing operations	(12,764,044)	(3,432,082)
Numerator for basic earnings (loss) per share – discontinued operations, net	13,941	(6,428,087)
Numerator for basic loss per share – available to common shareholders	$(12,750,103)	$(9,860,169)

Diluted numerator:
Numerator for basic loss per share – continuing operations	$(12,764,044)	$(3,432,082)
Add: preferred stock dividends	74,293	–
Numerator for diluted loss per share – continuing operations	(12,689,751)	(3,432,082)
Numerator for diluted earnings (loss) per share – discontinued operations, net	13,941	(6,428,087)
Numerator for diluted loss per share – available to common shareholders	$(12,675,810)	$(9,860,169)

Basic weighted average common shares	706,888,613	274,588,900

Dilutive instruments
Options	24,971,654	–
Warrants	63,892,119	–
Convertible preferred stock (Series A and Series D)	55,616,882	–
Automatically convertible preferred stock (Series E)	13,754,169	–
Convertible debt	10,013,760	–
Total dilutive common shares	168,248,584	–
Diluted weighted average common shares	875,137,197	274,588,900

Basic EPS:
Basic earnings (loss) per share – continuing operations	$(0.02)	$(0.01)
Basic earnings (loss) per share – discontinued operations, net	0.00	(0.03)
Basic earnings (loss) per share	$(0.02)	$(0.04)

Diluted EPS:
Diluted earnings (loss) per share – continuing operations	$(0.02)	$(0.01)
Diluted earnings (loss) per share – discontinued operations, net	0.00	(0.03)
Diluted earnings (loss) per share	$(0.02)	$(0.04)

Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.   The dilutive instruments for the year ended December 31, 2011 is presented for the sole purpose of the earnings from discontinued operations.

For the year ended December 31, 2011, (i) 30,480,000 incremental options; (ii) 62,819,998 incremental warrants; and (iii) 11,802,846 incremental Series of preferred stock; for an aggregate incremental total of 105,102,844; were excluded from the denominator for diluted income per share as the impact of their conversion was anti-dilutive.  For the year ended December 31, 2010, there were 28,625,217 incremental options excluded from the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

11.           INCOME TAXES

The Company has net operating losses carry-forwards for federal income tax purposes of approximately $13 million at December 31, 2011, the unused portion of which, if any, expires in the year ending December 31, 2031. The Company accounts for income taxes under ASC 740 (formerly “SFAS 109”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 also requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership) and the Company is subject to such limitation with respect to the pre-acquisition losses of Options and may be subject to additional limitations in the event of additional owner shifts.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position (formerly FIN 48). ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Based on its evaluation, the Company has determined that there were no significant uncertain tax positions requiring recognition in the accompanying financial statements. The evaluation was performed for the tax years ended December 31, 2007 through 2010.

The Company classifies interest and penalties arising from underpayment of income taxes in the statements of operations as general and administrative expenses. As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The components of the Company's income tax expense (benefit) for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Current:
Federal	$–	$–
State	–	–
Deferred:
Federal	–	–
State	–	–
Total expense	$–	$–

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2011 and 2010:

	2011	2010
Computed “expected” benefit	$(4,310,000)	$(3,451,000)
State tax benefit, net of federal effect	(215,000)	(345,000)
Impairment of intangibles	1,045,000	2,453,000
Amortization of intangibles	156,000	52,000
Other	1,020,000	187,000
Increase in valuation allowance	2,304,000	1,104,000
Total	$–	$–

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets and liabilities for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$4,947,000	$3,518,000
Deferred compensation	650,000	–
Allowance for bad debts	115,000	82,000
Depreciation	76,000	–
Charitable contributions	11,000	–
Gain on asset disposals	6,000	–
Other	99,000	–
Total deferred tax assets, gross	5,904,000	3,600,000
Less: valuation allowance	(5,904,000)	(3,600,000)
Total net deferred tax assets, net of valuation allowance	$–	$–

At December 31, 2011 and 2010, the Company fully reserved the net deferred tax asset due to the substantial uncertainty of the realization of any tax assets in future periods. For its year ended December 31, 2011, the valuation allowance was increased by approximately $2,304,000.

12.           DISCONTINUED OPERATIONS

In February 2011, the Company sold its e-mail business, databases, and its 1 Touch Marketing business for $175,000 in cash and settlement of $14,000 of accounts payable plus a percentage of all revenue generated over a 24 month period from our sales force, most of whom were hired by the purchaser and from customers on a customer list. The maximum additional payment of sales royalties is capped at $1.5 million in the first year and $1.5 million in the second year. The operating amounts associated with these product lines are reported as discontinued operations in the accompanying consolidated financial statements. The Company recorded a net gain on the asset sale of $116,218 which is presented in discontinued operations for the year ended December 31, 2011. Our continuing operations are from our PhoneGuard subsidiary and lead generation business.

Revenues and pretax income (loss) from discontinued operations for the years ended December 31, 2011 and 2010, respectively, were as follows:

	2011	2010
Revenue	$163,775	$3,626,774
Net income (loss) before income taxes	$13,941	$(6,428,087)

13.           RELATED PARTY TRANSACTIONS

Fiscal Year 2010 activity:

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

In August 2010, we paid $110,000 to CSI to reimburse it for the development of PhoneGuard and acquire a license. The former president of PhoneGuard, Mr. Sasso, was president of CSI.

During the year 2010, the Company repaid $237,000 of related parties’ convertible promissory notes and a related party investor converted $50,000 of a convertible promissory note, see Note 8.

At December 31, 2010, the Company owes one officer $30,498 for expenses they personally advanced on behalf of the Company.  This amount was included in the line item “Due to related parties” on the Company’s consolidated balance sheet as of December 31, 2010.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The Company paid $110,000 to Cellular to reimburse it for the development of PhoneGuard software and acquire a license in August 2010. The former president of PhoneGuard is president of CSI. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence” of this Report.

Fiscal Year 2011 activity:

As of December 31, 2011, we incurred consulting expense of $200,000, (of which there was $110,000 due to TBC), wherein one Board member is a partial owner and the Company’s Chairman was previously a manager. Effective July 1, 2011, the Company’s Chairman resigned from that position, and this payable is included in the line item “Due to related parties” on the Company’s consolidated balance sheet as of December 31, 2011. As of December 31, 2010, there was no balance owed to this Company.  During the year ended December 31, 2011, the Company did not accrue for or make any royalty payments to TBC (see Note 14 for the amount of the royalty percentages to be paid to TBC and what they are calculated on).

As of December 31, 2011 the Company owed an officer $55,726 for expenses personally advanced on behalf of the Company.  This amount was included in the line item “Due to related parties” on the Company’s consolidated balance sheet as of December 31, 2011.

As of December 31, 2011 we owed executive officers $58,333 in past due salary which is included in the line item “Accrued expenses” on the Company’s consolidated balance sheet.  As of December 31, 2010, we owed executive officers $270,000 in past due salary, which were repaid in full during the year ended December 31, 2011.

In April 2011, LaunchPad, LLC, a company controlled by our CEO verbally agreed to pay up to $3,000 per month on a month-to-month basis for rental of office space. In May 2011, the Company’s Board declined the opportunity to purchase the activation-code server for our software and permitted our CEO and an officer of PhoneGuard to acquire it and offer us a discounted price per activation compared to what we paid the third party seller. During the year ended December 31, 2011, the Company paid, and expensed, $60,014 to this independent company (controlled by our CEO) for 32,440 activation codes.

14.           BIEBER BRANDS AND ASSOCIATES AGREEMENTS

In May 2011, the Company entered into agreements with Justin Bieber Brands, LLC, and certain associates of Justin Bieber (collectively, the “Bieber Agreements”, and the “Bieber Group”, respectively) as well as a related agreement with a company formerly managed by the Company’s Chairman, Keith St. Clair. The Bieber Agreements provide that Justin Bieber shall act as a spokesman for PhoneGuard’s software and its potential to substantially reduce injuries and save lives from traffic accidents. Bieber has agreed to endorse PhoneGuard’s software in a number of ways, both online and in person over the term of the Bieber Agreement.

The Bieber Agreements are identical except with regard to the number of warrants and sales royalties we are obligated to issue and pay. Each agreement revolves around Justin Bieber’s endorsement of our PhoneGuard software. The key terms of the Bieber Agreements are:

●	Three year terms with Justin Bieber having the right to terminate after one year in which case the other two agreements terminate;
●
Sales royalties based upon a percent of revenues.  The aggregate royalties percentage payable to Bieber Group is either: (i) 25% of annual sales of the product; or (ii) 40% on low margin sales (sales on a wholesale basis less than $10.66 per unit);

●
Pursuant to the agreements, the Company issued to the Bieber Group warrants to purchase an aggregate 121,160,749 shares of common stock at $0.01 per share or a total of 16.4% of the Company on a fully diluted basis.  The warrants contain full anti-dilution protection rights on both the exercise price and quantity.  Subsequent to December 31, 2011, as a result of provisions contained in the warrants protecting the holder against dilution, the exercise price of the warrants was reduced to $0.005 per share and the number shares of common stock for which the warrants could be exercised was increased to 242,321,498;

●
Pre-emptive rights for sales by the Company of equity and common stock equivalents above $0.01 per share so the Bieber Group can purchase such instruments at the same sale price to maintain their 16.4% ownership right;

●
The aggregate fair value of the warrants issued to the Bieber Group is $937,785 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the Company's common stock), expected term of three years based on the contracted term, volatility of 200% (based on historical volatility), and a risk-free interest rate of 0.94%; and

●	The warrants have the right to receive any distributions, either in cash or in property, made by the Company on the pro rata ownership percentage as if the warrants had been exercised.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The Company’s Chairman, Mr. Keith St. Clair played a key role in negotiating the Bieber Agreements. As a result, effective May 2011, the Company also entered into an agreement with the Big Company (“TBC”), a company for which Mr. St. Clair was a manager of at that time.  While Mr. St. Clair does not own any equity in TBC, Ervin Braun, a Board member owns a 2% equity interest in TBC.  Mr. St. Clair stepped down from TBC shortly after joining the Board as the Company’s Chairman. The key terms of the TBC agreement are:

●	Term of one year to be extended as long as the Bieber Group agreements remain in effect;
●
Sales royalties based upon a percentage of the Company’s adjusted gross profit (“AGP”) after deducting activation and software costs and royalties payable to the Bieber Group.  The royalties percentage payable to TBC is calculated based on one of the following scenarios: (i) 30% of AGP on direct annual sales; (ii) 15% of AGP on direct monthly sales where at least two payments have been made (otherwise no royalty shall be due); or (iii) 10% of AGP on wholesale sales;

●	TBC was granted the option to receive up to 50% of sales royalties due in shares of common stock valued at $0.01 per share with a maximum of 25,000,000 shares issuable.
●	The Company issued to TBC 18,000,000 shares of common stock, with a fair value of $153,000 based on the grant date market closing price of the stock which was $0.0085 per share;
●
The Company issued to TBC one year warrants to purchase an aggregate 37,000,000 shares of its common stock exercisable at $0.01 per share with a fair value of $215,710 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), expected term of one year, volatility of 211% (based on historical volatility), and a risk-free interest rate of 0.19%.  Subsequent to December 31, 2011, pursuant to provisions of the warrants providing anti-dilution protection to the holder, the exercise price of the warrants was reduced to $0.005 per share and the number of shares of shares of our common stock which may be purchased upon exercise of the warrants was increased to 74,000,000;

●
The Company issued to TBC one year warrants to purchase an aggregate 25,000,000 shares of its common stock exercisable at $0.02 per share; with a fair value of $122,000 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), expected term of one year, volatility of 211% (based on historical volatility), and a risk-free interest rate of 0.19%.  Subsequent to December 31, 2011, pursuant to provisions of the warrants providing anti-dilution protection to the holder, the exercise price of the warrants were reduced to $0.005 per share and the number of shares of shares of our common stock which may be purchased upon exercise of the warrants was increased to 100,000,000;

●
The Company granted to TBC similar pre-emptive rights as the Bieber Group, although not keyed to maintaining a specific percentage of the outstanding stock of the Company, and also granted TBC the same anti-dilution protection as in the warrants issued to the Bieber Group; and

●
The Company is obligated to pay TBC a consulting fee of $20,000 per month which accrues until we either raise $500,000 or enter into a factoring agreement, in which case we shall pay $10,000 per month with the balance accruing until we raise $5,000,000. The consulting fees shall reduce the amount of royalties payable to TBC on a dollar for dollar basis.

In May 2011, the Company valued a total of 183,160,749 warrants at $1,275,495 as discussed above and recorded a prepaid asset, allocated to current and non-current, and is being amortized over the 3 year term of the above mentioned agreements. As of December 31, 2011, the unamortized portion was $425,165 current and $577,516 non-current.

Due to the dilution protection provisions in the various warrant grants, the warrant values are treated as derivative liabilities in our consolidated financial statements. This results in the Company incurring non-cash gains or losses each quarter during the term of the warrants. If the price from the first to the last day of a quarter increases, then the Company will report a non-cash loss. Conversely, the Company will report a non-cash gain if the price decreases. (see Note 2).

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

15.           CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. At December 31, 2011 and 2010, the Company had no balances which exceeded the federal insured limits.

Concentration of Revenues

During the years ended December 31, 2011 and 2010, one individual customer represented approximately 74% and 39%, respectively, of the Company’s operating revenue.

Concentration of Accounts Receivable

As of December 31, 2011, the Company had no Accounts Receivable from continuing operations.  As of December 31, 2010, one customer represented 39% of Accounts Receivable.

16.           SEGMENT INFORMATION

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

The table below presents certain financial information by business segment for the year ended December 31, 2011:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$496,530	$33,626	$530,156	$–	$530,156
Interest expense	$–	$–	$–	$(83,040)	$(83,040)
Depreciation and amortization	$(42,617)	$(458,676)	$(501,293)	$–	$(501,293)
Income tax expense	$–	$–	$–	$–	$–
Loss from continuing operations	$(1,447,063)	$(6,213,959)	$(7,661,022)	$(5,028,729)	$(12,689,751)
Fixed assets and intangibles	$51,721	$20,000	$71,721	$–	$71,721
Fixed assets, intangibles and goodwill additions (disposals), net	$–	$(2,937,389)	$(2,937,389)	$–	$(2,937,389)
Total assets	$94,294	$81,011	$175,305	$1,142,029	$1,317,334

The table below presents certain financial information by business segment for the year ended December 31, 2010:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$832,429	$2,817	$835,246	$–	$835,246
Interest expense	$–	$–	$–	$(1,250)	$(1,250)
Depreciation and amortization	$(157,412)	$(367,361)	$(524,773)	$–	$(524,773)
Income tax expense	$–	$–	$–	$–	$–
Loss from continuing operations	$(1,042,269)	$(1,138,232)	$(2,180,501)	$(1,251,581)	$(3,432,082)
Fixed assets and intangibles	$79,351	$2,291,065	$2,370,416	$–	$2,370,416
Fixed assets, intangibles and goodwill additions (disposals), net	$–	$2,658,426	$2,658,426	$–	$2,658,426
Total assets	$594,860	$2,414,853	$3,009,713	$38,583	$3,048,296

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

17.           COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 1, 2011, the Company renewed its Boca Raton, Florida office lease for a five year term ending December 31, 2015. The non-cancellable terms in excess of one year are as follows:

Year ending December 31, 2012	$186,000
Year ending December 31, 2013	198,000
Year ending December 31, 2014	198,000
Year ending December 31, 2014	210,000
Total	$792,000

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

On December 22, 2011, Bartle Bogle Hegarty LLC (“BBH”), filed suit alleging a breach of contract based on the Company’s failure to pay approximately $145,000 to BBH for advertising services.  The Company subsequently filed a countersuit against BBH alleging the lack of performance by BBH adversely impacted the Company.  As of December 31, 2011, the $145,000 was included in the line item “Accrued expenses” on the Company’s consolidated balance sheet.

To our knowledge, no legal proceedings, government actions, administrative actions, investigations, or claims currently pending against or involving the Company that, in the opinion of our management, could reasonably be expected to have material effects on the business and financial condition.

18.           SUBSEQUENT EVENTS

In January 2012, the Company issued two $105,750, 3 month 15% secured promissory notes due in April 2012. The notes each include principal of $100,000, loan origination fees of $4,000, and documentation preparation fees of $1,750.  The Company also issued five-year warrants to purchase an aggregate 20,000,000 shares of common stock at $0.01 per share, valued at $70,746.  In April 2012, the Company repaid $200,000 of the notes.

In January 2012, five holders of Series A converted 1,950 shares of Series A into 19,500,000 shares of common stock.

In January 2012, the Company issued 1,000,000 shares of common stock to a third-party consultant for prior services rendered to the Company.  The shares were valued at $10,500 and were fully expensed at the time of issuance.

In January 2012, the Company issued three-year warrants to purchase an aggregate 1,500,000 shares of common stock at $0.01 per share, valued at $17,111, which will be expensed pro rata over the service period.

The Company had an agreement to pay a vendor $20,000 a month for services commencing November 15, 2011.  The Company paid half in cash, or $15,000 during the period of November 15, 2011 through December 31, 2011 and accrued the remaining $15,000 in the line item “Accrued expenses” on the Company’s consolidated balance sheet as of December 31, 2011.  In February 2012, the Company amended the agreement such that the portion of the monthly fees that were being accrued and not paid in cash, were to be settled in common stock.  As such, in February 2012, the Company issued 3,543,308 shares of common stock in exchange for the accrued amount of $25,000 as of February 2012 and the prepayment of $20,000 of services for the period of February 2012 through March 2012.  The shares were valued on the amendment date’s closing stock price of $0.0064 per share, resulting in the Company recording a gain on settlement of $22,323.

In February 2012, 42.1875 shares of Series E preferred stock owned by our CEO vested and were immediately converted into 5,468,723 shares of common stock.

In February 2012, the Company entered into an agreement with Mr. Sasso whereby the 87,499,575 shares of common stock, that were restricted pursuant to the terms of a lock-up/leak out agreement, were released, in exchange for amending the terms of the $450,000 note payable such that equal monthly payments in the amount of $25,000 will commence in April 2012 and continue through June 2013.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In February 2012, the Board designated Series H Preferred Stock (“Series H”), as a new series of preferred stock consisting of 15,000 shares, par value $0.001 per share.  The Series H has a liquidation preference equal to the total consideration paid for all shares issued, voting rights the same as common stock on an as-converted basis, and is automatically convertible into common stock at a ratio of 20,000 common shares for each preferred share upon an increase in the Company’s authorized capital stock. Additionally, the Board approved the sale of up to 15,000 shares of Series H at a price of $0.005 per share, convertible into 300 million shares of common stock at such time we have the increased authorized common stock.

In February through April 2012, we issued 3,450 shares of Series H for $345,000 that converts into 69,000,000 shares of common stock.

In March 2012, in connection with the $0.005 per share conversion price of the Series H private placement, the exercise prices of almost all of the outstanding warrants to purchase common stock of the Company were reduced to $0.005 per share and the number of shares which could be purchased upon exercise of such warrants were increased in order to keep the dollar proceeds from the exercise of such warrant constant per the anti-dilution provisions contained within the respective warrants.  As such, there are warrants to purchase approximately 968 million shares of the Company’s common stock outstanding as of March 30, 2012.

In March 2012, two holders of Series A converted 850 shares of Series A into 17,000,000 shares of common stock.  Additionally, one of the holders of Series A, converted accrued dividends of $2,368 into 473,506 shares of common stock.

In March 2012, the Company voluntarily reduced the cost basis of a prior Series A conversion to common stock (original conversion was $0.01 per share, this conversion reduces the cost basis to $0.005 per share) by issuing 2,500,000 shares of common stock.  The additional shares were valued at $12,500 and were immediately expensed.

In March 2012, the Company reduced the cost basis of a prior conversion of secured debt into common stock (original conversion was $0.01 per share, this conversion reduces the cost basis to $0.005 per share) by issuing 6,067,561 shares of common stock.  The additional shares were valued at $30,338 and were immediately expensed.

In March 2012, the Company entered into a $150,000, three- month 10% convertible secured note that is payable July 2, 2012 and is convertible into common stock at $0.005 per share.  Due to the authorized share shortage, the embedded conversion option is accounted for as a bifurcated derivative.  The Company paid loan fees of $15,000, a structuring fee of $15,000 and loan origination fees of $5,250.  The Company also issued five-year warrants to purchase an aggregate 90,000,000 shares of common stock at $0.005 per share, valued at its relative fair value of $14,613 and issued the lender 53,575,715 shares of common stock valued at its relative fair value of $69,241.  Total discounts to be amortized over the three-month debt term are $119,104.

In March 2012, the Company increased the amount of the convertible promissory note outstanding balance from $100,000 to $475,000.  In exchange, the note’s maturity date was extended to March 30, 2013 and the holder did not exercise the default provision that allowed for a conversion at $0.001 per share.  This modification qualified as a debt extinguishment for accounting purposes under ASC 470-50-40-10.  There was no intrinsic value of the repurchased beneficial conversion feature as the note’s conversion price exceeded the market price off the common stock on the modification date.   The Company will record a loss on the extinguishment of debt of $375,000 in the first quarter of 2012.  Additionally, the note holder has notified the Company that it is their intention to convert $100,000 of the $475,000 principal into 20,000,000 shares of common stock.

On April 13, 2012, the Company designated Series I as a new series of preferred stock consisting of 100 shares, par value $0.001 per share. On April 13, 2012 the Certificate of Designation of the Series I was filed with the Nevada Secretary of State and the Company issued for a nominal consideration 50 shares of Series I to each of two of its officers and directors.  For so long as Series I is issued and outstanding, the holders of Series I shall vote together as a single class with the holders of the Company’s Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series I being entitled to sixty percent (60%) of the total votes on all such matters regardless of the actual number of shares of Series I then outstanding. Each outstanding share of Series I will automatically convert into one share of the Company’s Common Stock upon the effectiveness of a future reverse split of the Company’s Common Stock.