Form 10-Q
period 2012-03-31
Options Media Group Holdings, Inc.
filed 2012-05-21
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at May 18, 2012
Common Stock, $0.001 par value per share	1,118,457,045 shares

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2012	Dec. 31, 2011
ASSETS	(unaudited)
Current assets:
Cash	$181,891	$15,232
Accounts receivable, net of allowance for doubtful accounts of $200,311 at March 31, 2012 and December 31, 2011	–	–
Prepaid expenses	120,534	131,532
Prepaid marketing expense	425,165	425,165
Other current assets	185,061	58,800
Total current assets	912,651	630,729
Property and equipment, net of accumulated depreciation of $101,295 and $90,183 at March 31, 2012 and December 31, 2011, respectively	40,609	51,721
Prepaid marketing expense, net of current portion	471,225	577,516
Intangible assets, net of accumulated amortization of $187,500 at March 31, 2012 and December 31, 2011	20,000	20,000
Other non-current assets	37,672	37,368
Total assets	$1,482,157	$1,317,334

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$953,322	$717,926
Accrued expenses	722,121	453,293
Customer deposits	241,035	241,035
Deferred revenue	84	849
Warrant liabilities	4,247,894	2,414,168
Embedded conversion option liabilities	468,946	206,817
Convertible notes payable, net of discount of $117,837 and $0 at March 31, 2012 and December 31, 2011, respectively	647,163	240,000
Note payable	275,000	225,000
Bridge notes payable, net of discount of $1,869 and $0 at March 31, 2012 and December 31, 2011, respectively	209,631	–
Due to related parties	215,745	165,726
Other current liabilities	42,637	44,345
Dividends payable	56,351	32,558
Total current liabilities	8,079,929	4,741,717
Notes payable, net of current portion	87,500	137,500
Total liabilities	8,167,429	4,879,217

Commitments and contingencies (Note 12)

Options Media Group Holdings, Inc. (OPMG) stockholders’ (deficit) equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized
Preferred stock; $0.001 par value Series A, 13,850 and 16,650 issued and outstanding at March 31, 2012 and December 31, 2011 respectively (liquidation value of $1,443,843 as of March 31, 2012)	14	17
Preferred stock; $0.001 par value Series B, C, E, F, G none issued and outstanding at both March 31, 2012 and December 31, 2011	–	–
Preferred stock; $0.001 par value Series D, 483,633 issued and outstanding at March 31, 2012 and December 31, 2011 (liquidation value of $483,633 as of March 31, 2012)	484	484
Preferred stock; $0.001 par value Series H, 250 and none issued and outstanding at March 31, 2012 and December 31, 2011, respectively (liquidation value of $250,000 as of March 31, 2012)	3	–
Common stock; $0.001 par value, 1,500,000,000 shares authorized, 1,049,412,607 and 993,859,509 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,049,413	993,860
Additional paid-in capital	30,255,575	30,938,191
Accumulated deficit	(37,990,761)	(35,494,435)
Total stockholders’ (deficit) equity	(6,685,272)	(3,561,883)
Total liabilities and stockholders’ (deficit) equity	$1,482,157	$1,317,334

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net revenues	$1,020	$324,760
Cost of revenues	–	187,816
Gross profit	1,020	136,944
Operating expenses:
Compensation and related costs	686,495	355,927
Commissions	–	24,875
Advertising	45,495	113,061
Rent	38,368	49,290
General and administrative	453,769	465,236
Total operating expenses	1,224,127	1,008,389
Loss from continuing operations	(1,223,107)	(871,445)
Other income (expense):
Change in fair market value of derivative liabilities	(809,330)	–
Loss on extinguishment of debt	(360,386)	–
Interest expense	(100,294)	(10,559)
Settlement gain	22,952	–
Total other expense	(1,247,058)	(10,559)
Loss from continuing operations	(2,470,165)	(882,004)
Discontinued operations:
Income (loss) from discontinued operations	–	(79,894)
Gain from sale of discontinued operations	–	116,218
Income from discontinued operations, net	–	36,324
Net loss	$(2,470,165)	$(845,680)
Preferred stock dividends	(26,161)	–
Net loss available to common stockholders	$(2,496,326)	$(845,680)
Loss per share, basic and diluted – continuing operations	$(0.00)	$(0.00)
Earnings per share, basic and diluted – discontinued operations, net	$–	$0.00
Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic	1,017,347,786	424,183,247
Diluted	1,017,347,786	426,000,991

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(2,470,165)	$(845,680)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on stock granted to non-employees for services	(22,323)	–
Stock granted to non-employees for services	10,500	40,000
Stock options granted to employees	114,539	–
Vesting of Series E preferred stock	44,827	–
Stock issued voluntarily as ratchet	42,838	–
Stock granted to employees	–	5,178
Stock options granted for services	–	40,154
Warrants granted to non-employees for service	17,111	–
Change in fair market value of derivative liabilities	809,330	–
Loss on extinguishment of debt	360,386	–
Amortization of prepaid equity instruments	119,040	–
Amortization of software	–	135,588
Amortization of debt discount	81,645	10,848
Depreciation	11,112	10,179
Bad debt	–	36,589
Changes in operating assets and liabilities:
Accounts receivable	–	257,365
Prepaid expenses	(1,751)	35,177
Other current assets	(11,814)	(10,444)
Accounts payable	235,396	26,583
Accrued expenses	328,442	(15,726)
Deferred revenues	(765)	23,973
Due to related parties	50,019	37,907
Other current liabilities	(1,708)	(8,988)
Cash used in continuing operating activities	(283,341)	(221,296)
Cash used in discontinued operating activities	–	(108,108)

Investing activities
Purchases of property and equipment, net	–	–
Proceeds from sale of intangible asset	–	175,000
Cash provided by continuing investing activities	–	175,000

Financing activities
Bank overdraft	–	1,063
Proceeds from sales of preferred stock Series H	250,000	–
Proceeds from loans	211,500	145,500
Financing costs	(11,500)	(10,000)
Cash provided by financing activities	450,000	136,563

Net increase (decrease) in cash and cash equivalents	166,659	(17,841)
Cash at beginning of period	15,232	35,756
Cash at end of period	$181,891	$17,915

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – continued
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,066	$–
Cash paid for taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Converted preferred stock Series A to common stock	$36,497	$–
Dividends declared on Series A	$26,161	$–
Issued warrants with derivative characteristics	$883,907	$–
Issued convertible debt with derivative characteristics	$432,213	$40,671
Note payable – funds received in April 2012	$114,750	$–
Capitalization of accrued interest to note balance	$14,614	$–
Common stock issued for accrued expense settlement	$22,677	$–
Reclassification of derivative instruments to equity	$29,595	$–
Common stock and warrant loan fees recorded as debt discounts	$154,601	$–
Common stock issued for payment of accrued dividends	$2,368	$–
Settlement of accounts payable in exchange for an intangible asset	$–	$14,000

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

In May 2011, the Company entered into an agreement with Bieber Brands to promote the sale of the PhoneGuard product, see Note 8.  In June 2011, the Company changed its focus from the sale of its anti-virus software to the sale of anti-texting software.  In July 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with CSI.  In connection with the Agreement, the Company purchased all of the intellectual property to the anti-texting software owned by CSI (the “Software”). The Company had previously licensed the Software and had all rights to North, Central, and South Americas. As a result of the Agreement, the Company now owns all worldwide rights to the Software; see Note 3 for additional information.

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

In February 2011, the Company discontinued its e-mail business (see Note 11).  Continuing operations consist primarily of the PhoneGuard business and with a decreasing focus on the lead-generation business.

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments and reclassifications) have been made that were deemed necessary to present fairly the results of operations, for the three months ended March 31, 2012, the cash flows for the three months ended March 31, 2012, and the financial position as of March 31, 2012. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these unaudited interim financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2012, the Company had a net loss available to common stockholders of $2,496,326 and used $283,341 of net cash in continuing operations. At March 31, 2012, the Company had a working capital deficit of $7,167,278, which included derivative liabilities of $4,716,840 (see Note 2). Without derivative accounting treatment, our working capital deficit would have been $2,450,438.

Additionally, at March 31, 2012, the Company had a stockholders’ deficit and an accumulated deficit of $6,685,272 and $37,990,761, respectively. These matters and the Company’s expected needs for capital investments and working capital required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock; preferred stock; issuances of short-term and long-term debt securities; and sales of advertising, data services, and mobile software. From January through April 2012, the Company raised approximately $660,000 (net of costs) from private placements of its Series H preferred stock and issuances of convertible notes and repaid $200,000 of outstanding debt. The Company continues to aggressively manage its operating expenses. The Company’s growth strategy is focused towards expanding the presence of its PhoneGuard’s software.

As of March 31, 2012, management believes that the Company will meet its expected needs required to continue as a going concern through March 31, 2013, either through cash provided by equity, cash provided by debt, cash generated from operations, or a combination of each.  Options Media is dependent on raising additional capital to be able to continue its operations.  There can be no assurance that Options Media will be able to do so, or that it will be able to do so on acceptable terms.  There can also be no assurance that Options Media will be able to achieve and sustain profitable operations or continue as a going concern.

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

Use of Estimates

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments, and assumptions (upon which the Company relies) are reasonable based upon information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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
MARCH 31, 2012
(UNAUDITED)

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

The Company has significant financial assets and liabilities at March 31, 2012 and December 31, 2011 that requires recognition and disclosure at fair value.

We measure and report fair values of our intangible assets and derivative instruments. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The following table summarizes our financial and non-financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011:

			Fair Value Measurements at Mar. 31, 2012 using:
	Total Carrying Value at March 31,	Total Carrying Value at December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$–	$–	$–	$–	$–
Intangible assets – trade names	$20,000	$20,000	$–	$–	$20,000
Intangible assets – software	$–	$–	$–	$–	$–
Liabilities:
Warrant liability	$4,247,894	$2,414,168	$–	$–	$4,247,894
Embedded conversion option liability	$468,946	$206,817	$–	$–	$468,946

The following is a roll-forward from December 31, 2010 to December 31, 2011, and from December 31, 2011 through March 31, 2012 of the fair value liability of level 3 assets and liabilities:

	Intangible Assets	Intangible Assets	Warrant	Embedded Conversion Option
	– Trade names	– Software	Liability	Liabilities
Balance at December 31, 2010	$20,000	$–	$–	$–
Asset acquisition	–	1,125,000	–	–
Amortization expense	–	(187,500)	–	–
Impairment of intangible asset	–	(937,500)	–	–
Initial implementation of derivative accounting	–	–	1,931,594	192,652
Change in fair value	–	–	482,574	14,165
Balance at December 31, 2011	$20,000	$–	$2,414,168	$206,817
Initial implementation of derivative accounting	–	–	883,907	432,213
Extinguishment of convertible note	–	–	–	(29,595)
Change in fair value	–	–	949,819	(140,489)
Balance at March 31, 2012	$20,000	$–	$4,247,894	$468,946

Changes in fair value of the warrant derivative liability and the embedded conversion option liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

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

The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liabilities at March 31, 2012:

Assumed	242,321,498	74,000,000	100,000,000	820,000	549,072,000	3,000,000
Variables:	Warrants(1)	Warrants(2)	Warrants(3)	Warrants	Warrants(4)	Warrants
Expected term	2.11	0.11	0.11	1.79	2.18	2.09
Expected volatility	202%	218%	218%	205%	202%	202%
Risk-free interest rate	0.25%	0.02%	0.02%	0.25%	0.31%	0.31%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)
Due to anti-dilution provisions within the agreement, the original warrant grant to purchase 121,160,749 shares of common stock at an exercise price of $0.01 per share, were increased during the first quarter of 2012 to 242,321,498 with an exercise price of $0.005 per share.

(2)
Due to anti-dilution provisions within the agreement, the original warrant grant to purchase 37,000,000 shares of common stock at an exercise price of $0.01 per share, were increased during the first quarter of 2012 to 74,000,000 with an exercise price of $0.005 per share.

(3)
Due to anti-dilution provisions within the agreement, the original warrant grant to purchase 25,000,000 shares of common stock at an exercise price of $0.02 per share, were increased during the first quarter of 2012 to 100,000,000 with an exercise price of $0.005 per share.

(4)
Due to anti-dilution provisions within the agreement, the original warrant grant to purchase 66,960,000 shares of common stock at an exercise price of $0.041 per share, were increased during the first quarter of 2012 to 549,072,000 with an exercise price of $0.005 per share.

Assumed	5,000,000	20,000,000	1,500,000	20,000,000	30,000,000	90,000,000
Variables:	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Expected term	2.75	2.76	2.76	2.90	2.93	5.00
Expected volatility	202%	202%	202%	202%	202%	205%
Risk-free interest rate	0.36%	0.36%	0.36%	0.36%	0.36%	1.04%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The following table summarizes the assumptions the Company utilized to estimate the fair value of the convertible debts’ embedded conversion option liability at March 31, 2012:

	$140,000 debt	$150,000 debt	$475,000 debt
	Convertible into	Convertible into	Convertible into
Assumed Variables:	12,727,273 Shares	30,000,000 Shares	95,000,000 Shares
Expected term	1.00	1.00	1.00
Expected volatility	218%	218%	218%
Risk-free interest rate	0.12%	0.12%	0.12%
Dividend yield	0.00%	0.00%	0.00%

There were no changes in the valuation techniques during the three months ended March 31, 2012.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

Net Earnings (Loss) Per Share

	3 months ended
	March 31,	March 31,
	2012	2011
Basic numerator:
Loss from continuing operations	$(2,470,165)	$(882,004)
Less: preferred stock dividends	(26,161)	–
Numerator for basic loss per share – continuing operations	(2,496,326)	(882,004)
Numerator for basic earnings per share – discontinued operations, net	–	36,324
Numerator for basic earnings (loss) per share – available to common shareholders	$(2,496,326)	$(845,680)
Diluted numerator:
Numerator for basic loss per share – continuing operations	$(2,496,326)	$(882,004)
Add: preferred stock dividends	26,161	–
Numerator for diluted loss per share – continuing operations	(2,470,165)	(882,004)
Numerator for diluted earnings per share – discontinued operations, net	–	36,324
Numerator for diluted loss per share – available to common shareholders	$(2,470,165)	$(845,680)
Basic weighted average common shares	1,017,347,786	424,183,247
Dilutive instruments
Options	–	1,817,744
Diluted weighted average common shares	1,017,347,786	426,000,991
Basic EPS:
Basic loss per share – continuing operations	$(0.00)	$(0.00)
Basic earnings per share – discontinued operations, net	–	0.00
Basic loss per share	$(0.00)	$(0.00)
Diluted EPS:
Diluted loss per share – continuing operations	$(0.00)	$(0.00)
Diluted earnings per share – discontinued operations, net	–	0.00
Diluted loss per share	$(0.00)	$(0.00)

Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

For the three months ended March 31, 2012: (i) 94,900,007 incremental options; (ii) 1,134,816,218 incremental warrants; (iii) 352,223,219 incremental Series of preferred stock; and (iv) 137,727,273 incremental shares from convertible debt; for an aggregate incremental total of 1,719,666,717; were excluded from the denominator for diluted income per share as the impact of their conversion was anti-dilutive.

For the three months ended March 31, 2011, 14,182,256 incremental options were excluded from the denominator for diluted income per share as the impact of their conversion was anti-dilutive.  At March 31, 2011, there would be an aggregate 415,602,048 additional shares of common stock if all of the following items converted to their common stock equivalents: (i) 167,889,849 incremental options; (ii) 245,588,330 incremental warrants; and (iii) 2,113,868 incremental shares of restricted stock.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
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

PhoneGuard previously sold an older version of anti-texting mobile software under a licensing agreement. Sales to distributors and retailers were recognized at the time of shipment as the software licenses had an indefinite term except if the sale was under a consignment arrangement in which case, we recognize the sale only upon the distributor reselling the software. Sales to consumers over the Internet are recognized on a pro rata basis over the term of the subscription period.

The Company sold its e-mail business in February 2011 and receives commission from the purchaser on sales made to the Company’s previous customers. Revenue is recorded when commission is received as there is not enough collection history to record accruals with true-ups to actual. These commissions are reported in discontinued operations.  During the three months ended March 31, 2012, the Company has not received any commissions from the purchaser.

Segments

The Company follows ASC 280-10 for, Disclosures about Segments of an Enterprise and Related Information.  Segment information is provided in Note 10.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

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

Pursuant to the provisions of ASC 985, the Company will amortize the capitalized cost utilizing the straight-line method over the three-year estimated useful life of the software.  Amortization commenced at the acquisition date, as a free “lite” version of the product was available to customers.  Future product maintenance and customer support, for the software, will be expensed as incurred.  Should the Company begin to enter a product enhancement phase, it will determine at that time if post-R&D phase costs should be capitalized.  See Notes 3 and 4 for additional information on the intangible asset “Software”.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 regarding ASC Topic 820, Fair Value Measurement.  This ASU updates accounting guidance to clarify how to measure fair value to align the guidance surrounding Fair Value Measurement within Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). In addition, the ASU updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and the ASU was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU was effective for the Company’s fiscal year beginning January 1, 2012. Early adoption was not permitted. The adoption of this guidance did not have a material impact on the Company’s unaudited financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU amends the ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s unaudited financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

3. ASSET ACQUISITION OF CSI SOFTWARE

On July 15, 2011, the Company entered into an Agreement with Cellular Spyware, Inc. (“CSI”) and Mr. Anthony Sasso. In connection with the Agreement, the Company purchased all of the intellectual property to the anti-texting Software owned by CSI for an aggregate amount of $1,125,000. The Company had previously licensed the Software and had all rights to North, Central, and South Americas. As a result of the Agreement, the Company now owns all worldwide rights to the PhoneGuard software. As consideration for the Assets, the Company paid CSI $300,000 in cash, a $450,000 promissory note, and 25,000,000 shares of the Company’s common stock (subject to a Lock-Up/Leak-Out Agreement as described below) (the “Consideration Shares”), valued at $375,000 based on a blended, pro rata, price per share of two recent private placements. The note payable stipulated 18 equal monthly installments of $25,000 beginning in August 2011.  The $1,125,000 acquisition of the Software was treated as an asset purchase and the consideration was recorded in the line item “Intangible Assets, net” on the Company’s consolidated balance sheet, though the amount was deemed impaired during the fiscal year 2011 annual impairment testing.  As such, as of March 31, 2012, there was no net carrying value of the intangible asset, software.

On July 15, 2011, the Company entered into a Settlement and Release Agreement with Sasso (the “Release Agreement”) whereby Sasso released the Company from any claims arising from his employment, including any potential severance. In consideration for entering into the Release Agreement, the Company immediately vested 337.5 shares of Sasso’s 675 shares of outstanding Series C (which was convertible into 42,749,787 shares of common stock). Sasso agreed to a Lock-Up/Leak-Out Agreement (the “Lock-Up”) which limits the sales of Sasso’s shares to: (i) 10,000,000 shares during the first month after entering into the Lock-Up and (ii) beginning August 1, 2011 (and in every calendar month thereafter), 10% of the total trading volume of the Company’s common stock for the prior calendar month. In connection with the Release Agreement and Lock-Up, the Company filed a registration statement on Form S-8 registering 20,000,000 of Mr. Sasso’s shares. Additionally, CSI and Sasso agreed to a Lock-Up/Leak-Out Agreement which limits the sales of the Consideration Shares to 10% of the average trading volume for the Company’s common stock for the prior 30 day period beginning on August 15, 2011, and every 30 day period thereafter.  As discussed further in Note 5, in February 2012, the Company agreed to release the shares from the lock-up agreement in exchange for a modification to the payment terms of the $450,000 promissory note.

4. INTANGIBLE ASSETS, NET

As of March 31, 2012 and December 31, 2011, intangible assets, net, were comprised of the following:

	March 31, 2012	December 31, 2011
Intangible assets subject to amortization:
Software (3 years)	$187,500	$187,500
Less: accumulated amortization	(187,500)	(187,500)
Total intangible assets subject to amortization	–	–
Intangible assets not subject to amortization:
Trademark	20,000	20,000
Total intangible assets, net	$20,000	$20,000

As aforementioned in Note 3, in the asset acquisition of CSI Software, the Company purchased the Software for $1,125,000 during the third quarter of 2011.  The Company tests intangible assets for impairment in accordance with ASC 350-30 Goodwill and Other Intangible Assets. Accordingly, intangible assets are tested for impairment at least annually or whenever events or circumstances indicate that intangible assets might be impaired. The Company has elected to test for intangible asset impairment annually.  In accordance with ASC 350, the Company performed an annual review for impairment during the fourth quarter of 2011 and determined that the carrying value was not recoverable as it was in excess of supportable future discounted cash flows and accordingly the Company recorded an impairment loss of $937,500 in the fourth quarter of 2011.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

5. NOTES PAYABLE

A summary of notes as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Convertible notes payable, gross	$765,000	$240,000
Note payable to CSI	362,500	362,500
Bridge notes payable, gross	211,500	–
Total notes payable, gross	1,339,000	602,500
Less amount classified as current	(1,131,794)	(465,000)
Less discount	(119,706)	–
Long-term notes payable , net of current portion	$87,500	$137,500

The following is a roll-forward of notes payable from December 31, 2011 through March 31, 2012:

Balance as of December 31, 2011	$602,500
Increase in face value of note payable	375,000
Notes payable financing	361,500
Debt discount – Convertible Note Payable, gross	(119,104)
Debt discount – Convertible Promissory Note	(82,247)
Amortization of debt discounts	81,645
Balance as of March 31, 2012	$1,219,294

Convertible Promissory Notes

RVH, Inc.:

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

In September 2011, as a result of the above mentioned note modification, the note holder converted $50,000 of the promissory note’s principal along with $10,675 of accrued interest into 6,067,561 shares of common stock, see Note 6.

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

In March 2012, the Company increased the amount of the convertible promissory note outstanding principal balance from $100,000 to $475,000, extended the maturity date from August 2011 to May 21, 2012 and the conversion price was set at $0.005 per share (with full anti-dilution provisions).  This modification qualified as a debt extinguishment for accounting purposes under ASC 470-50-40-10.  There was no intrinsic value of the repurchased beneficial conversion feature as the note’s conversion price exceeded the market price of the common stock on the modification date.  The Company recorded a loss on the extinguishment of debt of $360,386 in the first quarter of 2012.  In a separate transaction arranged by the Company, the note holder intended to assign the note to another party and the assigned note was to have its maturity date extended to March 30, 2013.  As discussed further in Note 13, on May 16, 2012, the existing note holder, who had fulfilled all of their obligations under the assignment agreement, officially notified the Company, that as a result of the assigning party not fulfilling all of its requirements (including payment) under the assignment agreement, that the assignment agreement had been officially withdrawn.  The parties have agreed to a 10 day extension from the May 21, 2012 maturity date, in order to negotiate the terms of the note.  The note holder has not waived any other defaults that may have occurred under the note and they have not waived any of their rights or remedies available to them under the note, including the reimbursement of legal fees incurred by the note holder.  The Company can give no assurances as to the resolution of the note.

Cape One Financial:

In March 2012, the Company entered into a $150,000, three- month 10% convertible secured note that is payable July 2, 2012 and is convertible into common stock at $0.005 per share.  Due to the authorized share shortage, the embedded conversion option is accounted for as a bifurcated derivative.  The Company paid loan fees of $15,000, a structuring fee of $15,000 and loan origination fees of $5,250.  The Company also issued five-year warrants to purchase an aggregate 90,000,000 shares of common stock at $0.005 per share, valued at its relative fair value of $14,613 and issued the lender 53,575,715 shares of common stock (as part of a voluntary reduction in the conversion price of previously converted securities into common stock) valued at its relative fair value of $69,241.  Total discounts to be amortized over the three-month debt term are $119,104, with a balance of $117,837 remaining at March 31, 2012. The Company received the net proceeds of $114,750 in April 2012; as such, the amount is included in the line item “Other current assets” on the Company’s consolidated balance sheet as of March 31, 2012.

Law firm:

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

Note Payable to CSI

In July 2011, the Company issued a $450,000 note in connection with the CSI Agreement and it stipulated 18 equal monthly installments of $25,000 beginning in August 2011; see Note 4 for additional information.  During 2011, the Company repaid $87,500, leaving $362,500 outstanding as of December 31, 2011.  The Company made a partial payment of the November 2011 payment and did not make its December 2011 payment.  In February 2012, the Company amended the terms of this note payable such that equal monthly payments in the amount of $25,000 will commence in April 2012 and continue through June 2013.  As such, the Company is presenting the payments that are scheduled to occur within the next twelve months, or $275,000, as current, with the remaining $87,500 classified as long-term.  The Company did not make its April 2012 payment of $25,000.  To date, the note holder has not notified the Company in writing that it is in default.

Bridge Notes Payable

In January 2012, the Company issued two $105,750, 3 month 15% secured promissory notes due in April 2012. The notes each include principal of $100,000, loan origination fees of $4,000, and documentation preparation fees of $1,750.  The Company also issued five-year warrants to purchase an aggregate 20,000,000 shares of common stock at $0.01 per share, valued at $70,747.  Total discounts to be amortized over the three-month debt term are $82,247, with a balance of $1,869 remaining at March 31, 2012. In April 2012, the Company repaid $200,000 of the notes.

6. STOCKHOLDERS’ DEFICIT

Common Stock

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

In connection with the Bieber deal discussed in Note 8, the Company issued 18,000,000 shares of common stock with a fair value of $153,000 based on the grant date’s market closing price of $0.0085. The fair value of the grant was recorded as a prepaid asset and is being amortized over the 3 year term of the agreement.

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
MARCH 31, 2012
(UNAUDITED)

In July 2011, 337.5 shares of Series E preferred stock were converted to 43,749,787 shares of common stock.

In July 2011, the Company issued 25,000,000 shares of common stock in connection with the Asset Purchase Agreement discussed in Note 3.

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

In December 2011, the Company issued 2,392,044 shares of common stock for the conversion of $26,313 of outstanding convertible debt, see Note 5.

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
MARCH 31, 2012
(UNAUDITED)

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

Fiscal Year 2012 activity:

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

See Note 13 for additional information on shares to be issued in connection with the $150,000 convertible note payable and conversions of Series A to common stock.

See below for additional discussion of conversions of preferred stock to common stock.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

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

As discussed in Note 13, in March 2012, pursuant to the terms of the Series A, the conversion price of the outstanding Series A was reduced to $0.001 per share in order to match the conversion price of the Series J Preferred Stock we issued in a private placement.

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
MARCH 31, 2012
(UNAUDITED)

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

Series D Preferred Stock

During 2012, there were no conversions of Series D into common stock.  During 2011, 1,373,164 shares of Series D preferred stock converted to 32,309,740 shares of common stock.

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

In February 2012, 42.1875 shares of Series E preferred stock vested and were immediately converted into 5,468,723 shares of common stock.

Series F Preferred Stock

In May 2011, the Board designated 68,035.936 shares of Series F Preferred Stock, par value $0.001 per share (“Series F”).  The Series F had a liquidation preference equal to its par value, voting rights that are the same as common stock on an as-converted basis, and automatically convertible to common stock at a ratio of 1,000 common shares for each preferred share upon an increase in the Company’s authorized capital stock. The Series F preferred stock was issued to various prior investors in common stock or other series of preferred stock pursuant to certain full ratchet anti-dilution provisions contained in their respective agreements.  As a result of these provisions, the Company effectively re-priced the prior investors’ shares (currently held from prior offerings) to $0.05 per share and $0.02 per share, as applicable. As such, the Company issued approximately 68,036 shares of Series F preferred stock under the ratchet provisions.  In June 2011, the Series F automatically converted to 68,035,953 shares of common stock upon the increase in the Company’s authorized capital stock. As of March 31, 2012, there were no shares of Series F outstanding.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

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

In February and March 2012, we issued an aggregate 250 shares of Series H for $250,000 that converts into 50,000,000 shares of common stock along with warrants to purchase an aggregate 50,000,000 shares of common stock at an exercise price of $0.01 per share.

See Note 13, for additional information on additional proceeds received from Series H during the second quarter of 2012.

Series I Preferred Stock

In April 2012, the Board approved Series I preferred stock (“Series I”) as a new series of preferred stock.  See note 13 for more information.

Series J Preferred Stock

In May 2012, the Board approved Series J preferred stock (“Series J”) as a new series of preferred stock.  See note 13 for more information.

Stock Options

2008 Equity Incentive Plan

On June 23, 2008, our Board of Directors adopted the 2008 Equity Incentive Plan (the “Plan”) under which we may issue up to 8,000,000 shares of restricted stock and stock options to our directors, employees and consultants.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

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

A summary of the Company’s stock option activity during the three months ended March 31, 2012 is presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual
	Quantity	Price	Term (Years)
Balance outstanding at December 31, 2011	104,763,333	$0.025	4.00
Granted	–	$–	–
Exercised	–	$–	–
Forfeited (due to personnel terminations)	(9,863,326)	$0.022	3.53
Expired	–	$–	–
Balance outstanding at March 31, 2012	94,900,007	$0.025	3.78
Exercisable at March 31, 2012	62,777,792	$0.030	3.74

There was no intrinsic value of all outstanding options for the three months ended March 31, 2012.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

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
MARCH 31, 2012
(UNAUDITED)

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

In the aggregate, for the three months ended March 31, 2011, the Company recorded stock-based compensation expense of $40,154, related to stock options.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

Fiscal Year 2012 activity:

In the aggregate, for the three months ended March 31, 2012, the Company recorded stock-based compensation expense of $114,538, related to stock options. At March 31, 2012, there was $1,272,448 of unrecognized compensation expense to non-vested options-based compensation, which will be expensed over the applicable term of the respective stock option grants.

Stock Warrants

In connection with the issuance of the bridge notes payable (see Note 5), in January 2012, the Company issued five-year warrants to purchase an aggregate 20,000,000 shares of common stock at $0.01 per share, valued at $70,747, which will be expensed pro rata over the three month term of the bridge notes.

In January 2012, the Company issued three-year warrants to purchase an aggregate 1,500,000 shares of common stock at $0.01 per share, valued at $17,111, which was immediately expensed.

In connection with the Series H private placement, during the first three months of 2012, the Company issued warrants to purchase an aggregate 50,000,000 shares of common stock at an exercise price of $0.005 per share.

In March 2012, in connection with the $0.005 per share conversion price of the Series H private placement, the exercise prices of almost all of the outstanding warrants to purchase common stock of the Company were reduced to $0.005 per share and the number of shares which could be purchased upon exercise of such warrants were increased in order to keep the dollar proceeds from the exercise of such warrant constant per the anti-dilution provisions contained within the respective warrants (see Note 2 for a breakdown of the warrants that were affected).

In connection with a convertible note issued in March 2012, the Company issued five-year warrants to purchase an aggregate 90,000,000 shares of common stock at $0.005 per share, valued at its relative fair value of $14,613 (see Note 5).

Listed below is the activity for the three months ended March 31, 2012

		Weighted Average Exercise	Weighted Average Remaining Contractual
	Quantity	Price	Term (Years)
Balance outstanding at December 31, 2011	258,940,747	$0.022	2.43
Granted	161,500,000	$0.007	4.11
Exercised	–	$–	–
Additions due to repricing provisions	714,375,471	$0.005	3.17
Expired	–	$–	–
Balance outstanding at March 31, 2012	1,134,816,218	$0.006	3.08

In December 2011, the amount of common stock on an as converted basis exceeded our authorized share amount which resulted in the Company treating the warrants as a derivative liability in the consolidated financial statements (See Note 2).

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

7. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2012, we incurred consulting expense of $60,000 pursuant to an agreement entered into in May 2011 with The Big Company, LLC (“TBC”), wherein one Board member is a partial owner and the Company’s Chairman was previously a manager.  As of March 31, 2012, there was $170,000 due to TBC. Effective July 1, 2011, the Company’s Chairman resigned from that position, and this payable is included in the line item “Due to related parties” on the Company’s consolidated balance sheet as of March 31, 2012. As of December 31, 2011, there was $110,000 owed to TBC.  During the year ended December 31, 2011, the Company did not accrue for or make any royalty payments to TBC (see Note 8 for the amount of the royalty percentages to be paid to TBC and what they are calculated on).

As of March 31, 2012 and December 31, 2011, the Company owed officers $45,745 and $55,726, respectively, for expenses personally advanced on behalf of the Company.  These amounts were included in the line item “Due to related parties” on the Company’s consolidated balance sheet as of March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, we owed executive officers $252,154 and $58,333, respectively, in past due salary which is included in the line item “Accrued expenses” on the Company’s consolidated balance sheet.

8. BIEBER BRANDS AND ASSOCIATES AGREEMENTS

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

●	The warrants have the right to receive any distributions, either in cash or in property, made by the Company on the prorata ownership percentage as if the warrants had been exercised.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

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

In May 2011, the Company valued a total of 183,160,749 warrants at $1,275,495 as discussed above and recorded a prepaid asset, allocated to current and non-current, and is being amortized over the 3 year term of the above mentioned agreements. As of March 31, 2012, the unamortized portion was $425,165 current and $471,225 non-current.

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

9. CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. At March 31, 2012, the Company had no balances which exceeded the federal insured limits.

Concentration of Revenues

During the three months ended March 31, 2012, no individual customer represented more than 10% of the company’s operating revenue.

Concentration of Accounts Receivable

As of March 31, 2012, the Company had no Accounts Receivable from continuing operations.

10. SEGMENT INFORMATION

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

The table below presents certain financial information by business segment for the three months ended March 31, 2012:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$–	$1,020	$1,020	$–	$1,020
Interest expense	$–	$–	$–	$(100,294)	$(100,294)
Depreciation and amortization	$(11,112)	$–	$(11,112)	$–	$(11,112)
Income tax expense	$–	$–	$–	$–	$–
Net income (loss)	$(15,025)	$(350,915)	$(365,940)	$(2,104,225)	$(2,470,165)
Fixed assets and intangibles	$40,609	$20,000	$60,609	$–	$60,609
Fixed assets, intangibles and goodwill additions (disposals), net	$–	$–	$–	$–	$–
Total assets	$66,808	$61,942	$128,750	$1,353,407	$1,482,157

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

The table below presents certain financial information by business segment for the three months ended March 31, 2011:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$317,029	$7,731	$324,760	$–	$324,760
Interest expense	$–	$–	$–	$(10,559)	$(10,559)
Depreciation and amortization	$(10,179)	$(135,588)	$(145,767)	$–	$(145,767)
Income tax expense	$–	$–	$–	$–	$–
Net income (loss)	$(145,845)	$(440,856)	$(586,701)	$(295,303)	$(882,004)
Fixed assets and intangibles	$69,172	$2,155,477	$2,224,649	$–	$2,224,649
Fixed assets, intangibles and goodwill additions (disposals), net	$–	$–	$–	$–	$–
Total assets	$382,463	$2,155,477	$2,537,940	$28,061	$2,566,001

11. DISCONTINUED OPERATIONS

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

Revenues and pretax loss from discontinued operations for the three months ended March 31, 2012 and 2011, respectively, were as follows:

	Three Months Ended
	March 31	March 31
	2012	2011
Revenue	$–	$157,191
Net loss before income taxes	$–	$(79,894)

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

On December 22, 2011, Bartle Bogle Hegarty LLC (“BBH”), filed suit alleging a breach of contract based on the Company’s failure to pay approximately $145,000 to BBH for advertising services.  The Company subsequently filed a countersuit against BBH alleging the lack of performance by BBH adversely impacted the Company.  As of March 31, 2012, the $145,000 was included in the line item “Accrued expenses” on the Company’s unaudited consolidated balance sheet.  See Note 13 for recent developments subsequent to March 31, 2012.

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

13. SUBSEQUENT EVENTS

In April 2012, we issued 950 shares of Series H for $95,000 that converts into 19,000,000 shares of common stock and warrants to purchase an aggregate 19,000,000 shares of common stock at an exercise price of $0.01 per share.

In April 2012, the Company received the net proceeds of $114,750 from the convertible note payment.  This amount was included in the line item “Other current assets” on the Company’s consolidated balance sheet as of March 31, 2012.

In connection with the $150,000 convertible note payable the Company issued in March 2012, the Company in April 2012, issued the lender 53,575,715 shares of common stock (as part of a voluntary reduction in the conversion price of previously converted securities into common stock) valued at its relative fair value of $69,241.

In April 2012, 500 shares of Series A converted into 10,000,000 shares of common stock.

On April 13, 2012, the Board designated Series I, as a new series of preferred stock consisting of 100 shares, par value $0.001 per share. On April 13, 2012, the Certificate of Designation of the Series I was filed with the Nevada Secretary of State and we issued for a nominal consideration 50 shares of Series I to each of two of its officers and directors.  For so long as Series I is issued and outstanding, the holders of Series I shall vote together as a single class with the holders of our Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series I being entitled to sixty percent (60%) of the total votes on all such matters regardless of the actual number of shares of Series I then outstanding, with the specific intent relating to a potential increase in the number of authorized shares and/or a reverse stock split .  Each outstanding share of Series I will automatically convert into one share of our Common Stock upon the effectiveness of a future reverse split of the Company’s Common Stock.

In May 2012, 42.1875 shares of Series E owned by our CEO vested and were immediately converted into 5,468,723 shares of common stock.

In May 2012, the Company agreed to issue 20,000,000 shares of common stock to a law firm in connection with services rendered.  The Company will immediately expense the fair value of the shares upon the future grant date.  These shares have not yet been issued.

In May 2012, the Company agreed to extend the term of The Big Company’s two warrant grants by an additional two years, resulting in a new maturity date for each grant of May 10, 2014.

In May 2012, the Board designated Series J, as a new series of preferred stock consisting of 40 shares, par value $0.001 per share.  The Series J has a liquidation preference equal to the total consideration paid for all shares issued, voting rights the same as common stock on an as-converted basis, and is automatically convertible into common stock at a ratio of 50,000,000 common shares for each preferred share upon an increase in the Company’s authorized capital stock.  The Series J Certificate of Designation has not yet been filed with State of Nevada.  The Board also approved the Company to issue convertible debt at $0.001 per share.

In May 2012, in connection with the $0.001 per share conversion price of the Board designated Series J private placement, due to anti-dilution provisions within the respective documents, the exercise prices of almost all of the outstanding warrants to purchase common stock of the Company may be reduced to $0.001 per share and the number of shares which would be purchased upon exercise of such warrants would then be increased in order to keep the dollar proceeds from the exercise of such warrant conversions constant per these anti-dilution provisions.  As such, there would be warrants to purchase approximately 6 billion shares of the Company’s common stock as of May 16, 2012.  Additionally, due to anti-dilution provisions within other documents, the conversion prices for some of the Company’s series of preferred stock, and the notes payable with RVH, Inc. and Cape One, would also be reduced to $0.001 per share, resulting in their potential share conversion in the aggregate, to be approximately 5 billion shares.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
MARCH 31, 2012
(UNAUDITED)

In May 2012, the Company received $50,000 in a private placement for the purchase of one share of a new Series J Convertible Preferred Stock to be created by the Company.  The one share of Series J will become convertible into 50,000,000 shares of common stock once the Company increases its authorized common stock to 4,000,000,000 shares.

In May 2012, the Company entered into an agreement with BBH, wherein the Company agreed to pay $50,000 in 5 equal monthly installments of $10,000 commencing June 1, 2012 as settlement for all monies owed.  Should the $50,000 not be paid, the Company acknowledged it would owe BBH the full $145,000 amount that was included in the line item “Accrued expenses” on the Company’s unaudited consolidated balance sheet.  As such, the Company will record a gain on settlement of $95,000 once the $50,000 payments are completed.

On May 16, 2012, the Company was officially notified by the existing note holder of the Company’s $475,000 senior debt (RVH, Inc.), while they had fulfilled all of their obligations under the assignment agreement, that as a result of the assigning party not fulfilling all of its requirements (including payment) under the assignment agreement, that the assignment agreement had been officially withdrawn.  As such, the assignment agreement that would have extended the note’s maturity date to March 30, 2013, never took effect and the existing note’s maturity date of May 21, 2012, is in force.  The parties have agreed to a 10 day extension from the May 21, 2012 maturity date, in order to negotiate the terms of the note.  The note holder has not waived any other defaults that may have occurred under the note and they have not waived any of their rights or remedies available to them under the note, including the reimbursement of legal fees incurred by the note holder.  The Company can give no assurances as to the resolution of the note.

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

Recent Developments

We recently announced our support for the National Day of Awareness Against Texting & Driving.  We will also continue to support a music festival, originally scheduled for April 2012, that has been postponed until the Fall of 2012.  The music festival promotes the cause of “texting responsibly”.  If our efforts supporting the concert are successful, we expect to turn more of our attentions toward future events, inclusive of additional concerts.

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

Other marketing opportunities we are pursuing include: (i) discussing the anti-texting portion of the PhoneGuard software with other insurance companies, both nationally and internationally; (ii) bundling the PhoneGuard software with other third party vendor applications; and (iii) expanding the geographical reach of the personal security features of the PhoneGuard software to other countries, especially third world nations that tend to have higher levels of crime.

Lead Generation

During the early part of 2011, our remaining business was from the original business model, a lead generation business.  We acquired online leads from an unaffiliated third party which is a supplier of leads relating to educational matters. We employed two people who utilized these leads and supplied them to an additional third party that in turn interfaces with colleges and universities. These two employees were also responsible for soliciting new business.  During the first three months of 2012, we focused substantially all of our efforts on the development and marketing of the PhoneGuard software and decreased the amount of attention we have placed our lead generation activities.  As such, no revenue was derived from lead generation during the first three months of 2012.

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

Options Media sold its e-mail business in February 2011 and receives commission from the purchaser on sales made to Options Media’s previous customers. Revenue is recorded when commission is received as there is not enough collection history to record accruals with true-ups to actual. These commissions are reported in discontinued operations.  During the three months ended March 31, 2012, the Company has not received any commissions from the purchaser.

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

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Report for discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Revenues	$1,020	$324,760	$(323,740)	(100)%

The decrease in revenues was due primarily to lower direct marketing revenues in 2012 compared to 2011. We have turned our attention to the PhoneGuard anti-texting software and have decreased our efforts on direct marketing.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Cost of revenues	$–	$187,816	$(187,816)	(100)%
Percentage of revenues	0%	58%

There were no costs of revenues in the three month period ended March 31, 2012.  The decrease from the comparable prior year period is due to the decrease in direct marketing revenue.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Gross profit	$1,020	$136,944	$(135,924)	(99)%
Percentage of revenues	100%	42%

The decrease in gross profit was due to the aforementioned decrease in revenue and cost of revenues.

			Period-over-Period	Period-over-Period
Operating expenses:	2012	2011	$ Change	% Change
Compensation and related costs	$686,495	$355,927	$330,568	93%
Commissions	–	24,875	(24,875)	(100)%
Advertising	45,495	113,061	(67,566)	(60)%
Rent	38,368	49,290	(10,922)	(22)%
General and administrative	453,769	465,236	(11,467)	(2)%
Total operating expenses	$1,224,127	$1,008,389	$215,738	21%

Compensation and related costs include salaries, payroll related taxes, and stock-based compensation. These expenses increased by $330,568 primarily due to an increase in non-cash stock-based compensation of $290,686 from the following items: (i) the vesting of 42.1875 shares of Series E (discussed in Note 6); (ii) amortization of employee stock option grants made during the prior twelve month period; (iii) stock related grants pertaining to the Bieber Agreements and our Chairman, who played a key role in negotiating the Bieber agreements; and (iv) amortization of warrants issued to third parties that assisted in the negotiations of the Bieber Agreements.

Commissions declined $24,875 due to the aforementioned decline in revenues.

Advertising expenses decreased by $67,566 primarily due to a decrease in advertising spending in the first three months of 2012 compared to the amount spend in the comparable prior period.

Rent expense decreased $10,922 due to sublease income.

General and administrative expenses had a nominal decrease of $11,467 from the comparable prior year period.

			Period-over-Period	Period-over-Period
Other income (expense):	2012	2011	$ Change	% Change
Change in fair market value of derivative liabilities	$(809,330)	$–	$(809,330)	NM
Loss on extinguishment of debt	(360,386)	–	(360,386)	NM
Interest expense	(100,294)	(10,559)	(89,735)	850%
Settlement gain	22,952	–	22,952	NM
Total other expense, net	$(1,247,058)	$(10,559)	$(1,236,499)	11,710%

Change in fair market value of derivative liabilities increased $809,330. Due to the price protection provisions in outstanding warrants, the values were treated as derivative liabilities in the consolidated financial statements.  Additionally, as the amount of common stock on an as converted basis exceeded our authorized share amount, the remaining warrants and convertible debt were also treated as derivative liabilities in the consolidated financial statements.  This results in non-cash gains or losses each period during the term of the warrants and convertible debt. We will report a non-cash loss if our common stock price from the first to last day of a period increases. Conversely, we will report a gain if our common stock price decreases. The losses or gains may be substantial. At March 31, 2012, we had recorded a loss on the change in the fair market value of our derivative liabilities due to the increase in the number of common shares the derivative instruments convert into due to anti-dilution provisions included within the respective instruments (see Note 2), partially offset by an increase in the closing price of our common stock over the respective closing prices at the dates we valued the warrants and convertible debt issued during the year. The change in fair market value of the respective warrant and embedded conversion option liabilities, resulted in the non-cash loss of $809,330. We account for these derivative instruments under guidance of ASC Topic 815.

Loss on extinguishment of debt increased $360,386 due to an amendment made to a convertible secured note payable. The debt modification was treated as a debt extinguishment and is discussed in further detail at Note 5.

Interest expense increased $89,735 due to the Company entering into notes payable during 2011 and the first three months of 2012, see Note 5 for additional details on the various notes the Company issued.

Settlement gain increased $22,952 primarily due to the Company difference between the fair value of common stock issued as part of an agreement compared to the value proscribed to the shares within this agreement.

Income taxes: No tax benefit or expense was recorded for the three months ended March 31, 2012 and 2011.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Loss from continuing operations	$(2,470,165)	$(882,004)	$(1,588,161)	(180)%

Loss from continuing operations for the three months ended March 31, 2012, increased $1,588,161 from the loss from continuing operations for the comparable prior year period due to the aforementioned factors.

			Period-over-Period	Period-over-Period
Non-cash activity:	2012	2011	$ Change	% Change
Non-cash change in the fair market value of a warrant liability resulting from the change in the trading price of our common stock	$(809,330)	$–	$(809,330)	NM
Loss on extinguishment of debt	(360,386)	–	(360,386	NM
Non-cash charges from amortization of prepaid marketing expense, depreciation, and amortization of debt discount	(211,797)	(156,615)	(55,182)	(35)%
Non-cash stock compensation related to stock and stock options, vested shares of preferred stock, and warrants issued for services	(186,977)	(45,332)	(141,645)	(312)%
Voluntary ratchet of previously converted securities	(42,838)	–	(42,838)	NM
Settlement gain	22,952	–	22,952	NM
Total non-cash gains (charges), included in income (loss) from continuing operations	$(1,588,376)	$(201,917)	$(1,386,459)	(687)%

Excluding the non-cash charges, loss from continuing operations for the three months ended March 31, 2012, was $881,789 compared to $680,087 for the comparable prior year period.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Income from discontinued operations, net of income taxes of $0	$–	$36,324	$(36,324)	(100)%

There was no income from discontinued operations for the three months ended March 31, 2012, as compared to the income from discontinued operations for the comparable prior year period as there was no activity related to discontinued operations in 2012. This relates to the sale of our email and postal direct marketing business.

Liquidity and Capital Resources

For the three months ended March 31, 2012, we used $283,341 in cash from continuing operations. The cash used in operating activities consisted of our net loss of $2,470,165 offset by a change in operating assets and liabilities of $597,819 and non-cash items comprised of the following (i) change in fair market value of warrant liability of $809,330; (ii); loss on extinguishment of debt of $360,386 (iii) combined stock issuances, warrant issuances and stock option compensation of $326,532; (iv) debt discount of $81,645; and (v) depreciation of $11,112.

For the three months ended March 31, 2012, we had no investing activities.

For the three months ended March 31, 2012, we were provided with $450,000 from financing activities related to: (i) proceeds from Series H preferred stock private placement of $250,000; (ii) proceeds from two bridge notes of $211,500; partially offset by financing costs associated of $11,500.

As of May 18, 2012, we had approximately $20,000 in available cash and no balance in net accounts receivable. We previously issued a convertible note of $150,000 that is due on July 2, 2012 and another note payable has an outstanding balance at March 31, 2012 of $362,500 and it requires monthly payments of $25,000 beginning April 20, 2012. To remain operational through the next 12 months, we will need to complete additional financings through issuance of equity or debt instruments in addition to improving our cash flows. Our management team is focusing on various financing alternatives.  In addition to raising additional capital, our management is focused on generating sales from our PhoneGuard Software offerings in addition to reducing our discretionary expenses.  Any additional financing may not be available on terms that are favorable to us, if at all. Any additional equity financing may be very dilutive to our existing shareholders. If we are unsuccessful in our efforts to raise capital initially and also increase cash flows from operations to cover our expenditures, we may not remain operational over the next 12 months.

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure. We expect to spend $100,000 on additional capital expenditures for the remainder of 2012 for the development of additional software functions and to purchase equipment.

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

Options Media is dependent on raising additional capital to be able to continue its operations.  There can be no assurance that Options Media will be able to do so, or that it will be able to do so on acceptable terms.  There can also be no assurance that Options Media will be able to achieve and sustain profitable operations or continue as a going concern.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 7 to the unaudited consolidated financial statements.

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

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2011. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Series A holders (1)	1/27/12 through 3/22/12	15,000,000	Conversion of 1,100 shares of Series A preferred stock
Vendors (2)	2/10/12 through 2/13/12	4,543,308	Services rendered
Series A holder (1)	3/22/12	7,473,506	Ratchet of prior conversion of Series A preferred stock and conversion of dividends into common stock
Convertible note holder (1)	3/22/12	6,067,561	Ratchet of prior conversion of debt and accrued interest into common stock
(1) The securities were issued in reliance upon the exemption provided by Section 3(a)(9) under the Securities Act.
(2) The securities were issued in reliance upon the exemption provided by Section 4(2) and Rule 506 under the Securities Act. There was no general solicitation and the investors were accredited.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On April 27, 2012, Ervin Braun resigned from the Company’s Board of Directors.

ITEM 6.  EXHIBITS

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

May 21, 2012	By:	/s/ Scott Frohman
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

May 21, 2012	By:	/s/ Jeff Yesner
Jeff Yesner
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