Form 10-Q
period 2012-06-30
Options Media Group Holdings, Inc.
filed 2012-08-20
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 333-147245

OPTIONS MEDIA GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0444290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

265 S. Federal Hwy. Suite 248 Deerfield Beach, FL.	33441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (561) 368-5067

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Class	Outstanding at August 13, 2012
Common Stock, $0.001 par value per share	1,398,925,768 shares

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	Dec. 31, 2011
ASSETS	(unaudited)
Current assets:
Cash	$1,701	$15,232
Accounts receivable, net of allowance for doubtful accounts of $200,311 at June 30, 2012 and December 31, 2011	–	–
Prepaid expenses	107,990	131,532
Prepaid marketing expense	425,165	425,165
Other current assets	72,557	58,800
Total current assets	607,413	630,729
Property and equipment, net of accumulated depreciation of $28,877 and $90,183 at June 30, 2012 and December 31, 2011, respectively	14,027	51,721
Prepaid marketing expense, net of current portion	364,933	577,516
Intangible assets, net of accumulated amortization of $187,500 at June 30, 2012 and December 31, 2011	20,000	20,000
Other non-current assets	30,598	37,368
Total assets	$1,036,971	$1,317,334
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$991,525	$717,926
Accrued expenses	1,005,481	453,293
Customer deposits	101,035	241,035
Deferred revenue	20	849
Warrant liabilities	4,401,354	2,414,168
Embedded conversion option liabilities	337,078	206,817
Convertible notes payable, net of discount of $2,534 and $0 at June 30, 2012 and December 31, 2011, respectively	762,466	240,000
Note payable	405,000	225,000
Bridge notes payable, net of discount of $0 at June 30, 2012 and December 31, 2011, respectively	11,500	–
Due to related parties	247,226	165,726
Other current liabilities	40,211	44,345
Dividends payable	79,615	32,558
Total current liabilities	8,382,511	4,741,717
Notes payable, net of current portion	37,500	137,500
Total liabilities	8,340,011	4,879,217

Commitments and contingencies (Note 12)

Options Media Group Holdings, Inc. (OPMG) stockholders’ (deficit) equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized
Preferred stock; $0.001 par value Series A,13,000 and 16,650 issued and outstanding at June 30, 2012 and December 31, 2011 respectively (liquidation value of $1,379,615 as of June 30, 2012)	13	17
Preferred stock; $0.001 par value Series B, C, E, F, G none issued and outstanding at both June 30, 2012 and December 31, 2011	–	–
Preferred stock; $0.001 par value Series D, 483,633 issued and outstanding at June 30, 2012 and December 31, 2011 (liquidation value of $483,633 as of June 30, 2012)	484	484
Preferred stock; $0.001 par value Series H, 345 and none issued and outstanding at June 30, 2012 and December 31, 2011, respectively (liquidation value of $345,000 as of June 30, 2012)	3	–
Preferred stock; $0.001 par value Series I, 100 and none issued and outstanding at June 30, 2012 and December 31, 2011, respectively	–	–
Common stock; $0.001 par value, 1,500,000,000 shares authorized, 1,373,457,045 and 993,859,509 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,373,458	993,860
Additional paid-in capital	30,666,945	30,938,191
Accumulated deficit	(39,423,943)	(35,494,435)
Total stockholders’ (deficit) equity	(7,383,040)	(3,561,883)
Total liabilities and stockholders’ (deficit) equity	$1,036,971	$1,317,334

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$313	$196,291	$1,333	$521,051
Cost of revenues	–	136,230	–	324,046
Gross profit	313	60,061	1,333	197,005
Operating expenses:
Compensation and related costs	528,896	2,354,873	1,215,391	2,710,800
Commissions	–	16,209	–	41,084
Advertising	3,200	222,619	48,695	335,680
Rent	68,331	51,262	106,699	100,552
Fixed asset impairment	15,618	–	15,618	–
Impairment of software license	–	2,053,197	–	2,053,197
General and administrative	633,213	978,211	1,086,982	1,443,447
Total operating expenses	1,249,258	5,676,371	2,473,385	6,684,760
Loss from continuing operations	(1,248,945)	(5,616,310)	(2,472,052)	(6,487,755)
Other income (expense):
Change in fair market value of derivative liabilities	(21,592)	(6,112,805)	(830,922)	(6,112,805)
Loss on extinguishment of debt	–	–	(360,386)	–
Other income (expense)	(58)	15,734	(58)	15,734
Interest expense	(141,816)	(55,391)	(242,110)	(65,950)
Settlement gain	2,493	–	25,445	–
Total other expense	(521,359)	(6,152,462)	(1,408,031)	(6,163,021)
Loss from continuing operations	(1,770,304)	(11,768,772)	(3,880,083)	(12,650,776)
Discontinued operations:
Loss from discontinued operations	–	(25,980)	–	(105,874)
Gain from sale of discontinued operations	–	–	–	116,218
Income (loss) from discontinued operations, net	–	(25,980)	–	10,344
Net loss	$(1,770,304)	$(11,794,752)	$(3,880,083)	$(12,640,432)
Preferred stock dividends	(23,264)	–	(49,425)	–
Net loss available to common stockholders	$(1,793,568)	$(11,794,752)	$(3,929,508)	$(12,640,432)
Loss per share, basic and diluted – continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Net loss per share, basic– discontinued operations, net	–	0.00	–	0.00
Net Income per share, diluted – discontinued operations, net	–	0.00	–	0.00
Total net loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Weighted average number of common shares outstanding:
Basic	1,212,895,128	518,552,090	1,116,111,926	472,003,051
Diluted	1,212,895,128	518,552,090	1,116,111,926	512,039,919

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(3,880,083)	$(12,640,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on stock granted to non-employees for services	(22,323)	–
Stock granted to non-employees for services	102,500	40,000
Stock options granted to employees	220,964	954,586
Vesting of Series C and E preferred stock	89,654	795,728
Stock issued voluntarily as ratchet	300,001	–
Stock granted to employees	–	35,414
Warrants granted to non-employees for service	17,111	–
Warrants price adjustment	–-	200,423
Change in fair market value of derivative liabilities	830,922	6,112,805
Loss on extinguishment of debt	360,386	–
Impairment of intangible assets	–	1,917,389
Write off of prepaid royalties	–	135,808
Amortization of prepaid equity instruments	238,080	67,361
Amortization of software	–	271,176
Amortization of debt discount	198,817	58,054
Depreciation	22,076	20,358
Bad debt	–	66,484
Fixed asset impairment	15,618	-
Changes in operating assets and liabilities:
Accounts receivable	–	310,620
Prepaid expenses	(1,955)	1,249
Other current assets	(6,987)	(3,400)
Accounts payable	273,599	64,519
Accrued expenses	611,802	(44,252)
Customer deposits	-	196,301
Deferred revenues	(829)	(5,368)
Due to related parties	81,500	64,327
Other current liabilities	(4,134)	18,591
Cash used in continuing operating activities	(553,281)	(1,362,259)
Cash used in discontinued operating activities	–	(108,107)
Investing activities
Purchases of property and equipment, net	–	(3,835)
Proceeds from sale of intangible asset	–	175,000
Cash provided by investing activities	–	171,165
Financing activities
Proceeds from sales of preferred stock Series A	–	1,860,000
Proceeds from sales of preferred stock Series G	–	1,774,966
Proceeds from sales of preferred stock Series H	345,000	–
Proceeds from loans	406,250	145,500
Dividends paid	–	(8,918)
Repayment of loans	(200,000)	(43,688)
Financing costs	(11,500)	(243,800)
Cash provided by financing activities	539,750	3,484,060
Net increase (decrease) in cash and cash equivalents	(13,531)	2,184,859
Cash at beginning of period	15,232	35,756
Cash at end of period	$1,701	$2,220,615

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,066	$962
Cash paid for taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Embedded conversion option liability	$–	$59,671
Converted preferred stock Series A to common stock	$36,497	$–
Converted preferred stock Series D to common stock	$–	$19,488
Converted preferred stock Series G to common stock	$–	$177,482
Dividends declared on Series A	$49,425	$–
Issued warrants with derivative characteristics	$883,907	$1,275,495
Issued convertible debt with derivative characteristics	$432,213	$–
Note payable – funds received in April 2012	$–	$–
Capitalization of accrued interest to note balance	$14,614	$–
Reclassification of derivative instruments to equity	$29,595	$–
Common stock and warrant loan fees recorded as debt discounts	$154,601	$–
Issued common stock for payment of accrued dividends	$22,677	$–
Issued common stock for release of customer deposit	$140,000	$–
Issued common stock in exchange for current liability	$–	$15,000
Issued common stock for services to be rendered	$–	$153,000
Issued common stock for warrants exercised	$–	$5,647
Issued ratchet shares of common stock	$–	$77,394
Settlement of accounts payable in exchange for an intangible asset	$–	$14,000
Settlement of accounts payable in exchange for note payable	$–	$210,000
Common stock issued for payment of accrued dividends	$2,368	$–

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of Business

Options Media Group Holdings, Inc. or the “Company”, “we”, “us", or “our” was incorporated in the state of Nevada and is the holding company for its operating subsidiaries.

In April 2010, through our wholly-owned subsidiary PhoneGuard, Inc., the Company entered into an asset purchase agreement and sublicense agreement with Cellular Spyware, Inc. (“CSI”). The asset acquisition gave the company rights to the name PhoneGuard whereby the Company then entered the mobile and smart phone application market. PhoneGuard acquired certain assets of CSI for an anti-virus and anti-malware software product and at the time became the exclusive marketer of the anti-virus and anti-malware software product within the United States and Canada.  During August 2010 (in addition to anti-virus and anti-malware software), the Company acquired an exclusive license for CSI's rights to a state-of-the-art anti-texting product in North, Central, and South Americas (see below).  The Company did not commercialize the anti-virus product, see Note 12.

In May 2011, the Company entered into an agreement with Bieber Brands to promote the sale of the PhoneGuard product, see Note 8.  In June 2011, the Company changed its focus from the sale of its anti-virus software to the sale of anti-texting software.  In July 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with CSI, see Note 12.  In connection with the Agreement, the Company purchased all of the intellectual property to the anti-texting software owned by CSI (the “Software”). The Company had previously licensed the Software and had all rights to North, Central, and South Americas. As a result of the Agreement, the Company now owns all worldwide rights to the Software; see Note 3 for additional information.

The Company sells its PhoneGuard software, via the following offerings:

●	PhoneGuard: this version is offered to the consumer free and provides standard product offerings. It is an advertising supported model.

●
PhoneGuard Premium: this version is offered to the consumer via an annual subscription cost.  It is a step up from the PhoneGuard model as it provides additional functionality via a web portal that is not included within the PhoneGuard model.  It is not an advertising supported model. PhoneGuard Premium sells for $19.99 for a one year subscription.

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

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments and reclassifications) have been made that were deemed necessary to present fairly the results of operations, for the three and six months ended June 30, 2012, the cash flows for the six months ended June 30, 2012, and the financial position as of June 30, 2012. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these unaudited interim financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2012, the Company had a net loss available to common stockholders of $3,929,508 and used $553,281 of net cash in continuing operations. At June 30, 2012, the Company had a working capital deficit of $7,775,098, which included derivative liabilities of $4,738,432 (see Note 2). Without derivative accounting treatment, our working capital deficit would have been $3,036,666.

Additionally, at June 30, 2012, the Company had a stockholders’ deficit and an accumulated deficit of $7,383,040 and $39,423,943, respectively. These matters and the Company’s expected needs for capital investments and working capital required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock; preferred stock; issuances of short-term and long-term debt securities; and sales of advertising, data services, and mobile software. From January through July 2012, the Company raised $345,000  from private placements of its Series H preferred stock and $361,500 (net of costs) from the issuances of convertible notes and repaid $200,000 of outstanding debt. The Company continues to aggressively manage its operating expenses. The Company’s growth strategy is focused towards expanding the presence of its PhoneGuard’s software.

As of June 30, 2012, management believes that the Company will meet its expected needs required to continue as a going concern through June 30, 2013, either through cash provided by equity, cash provided by debt, cash generated from operations, or a combination of each.  Options Media is dependent on raising additional capital to be able to continue its operations.  There can be no assurance that Options Media will be able to do so, or that it will be able to do so on acceptable terms.  There can also be no assurance that Options Media will be able to achieve and sustain profitable operations or continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PhoneGuard, Inc. (“PhoneGuard” or “PG”), Inc., I Acq Corp. (currently inactive operationally), Options Acquisition Sub, Inc. (currently inactive operationally), 1 Touch Marketing, LLC, Mobile Connections, Inc. (“MCI”), Mobile Innovations, Inc. (“MII”); and Icon Term Life Inc. d/b/a The Lead Link.  MCI and MII were incorporated in July 2011 for the purposes of researching and developing the Company’s mobile billing model for the PhoneGuard software. All material inter-company balances and transactions have been eliminated in consolidation.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
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
JUNE 30, 2012
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

The Company has significant financial assets and liabilities at June 30, 2012 and December 31, 2011 that requires recognition and disclosure at fair value.

We measure and report fair values of our intangible assets and derivative instruments. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The following table summarizes our financial and non-financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011:

			Fair Value Measurements at June 30, 2012 using:
	Total Carrying Value at June 30,	Total Carrying Value at December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$–	$–	$–	$–	$–
Intangible assets – trade names	$20,000	$20,000	$–	$–	$20,000
Intangible assets – software	$–	$–	$–	$–	$–
Liabilities:
Warrant liability	$4,401,354	$2,414,168	$–	$–	$4,401,354
Embedded conversion option liability	$337,078	$206,817	$–	$–	$337,078

The following is a roll-forward from December 31, 2010 to December 31, 2011, and from December 31, 2011 through June 30, 2012 of the fair value liability of level 3 assets and liabilities:

	Intangible Assets	Intangible Assets	Warrant	Embedded Conversion Option
	– Trade names	– Software	Liability	Liabilities
Balance at December 31, 2010	$20,000	$–	$–	$–
Asset acquisition	–	1,125,000	–	–
Amortization expense	–	(187,500)	–	–
Impairment of intangible asset	–	(937,500)	–	–
Initial implementation of derivative accounting	–	–	1,931,594	192,652
Change in fair value	–	–	482,574	14,165
Balance at December 31, 2011	$20,000	$–	$2,414,168	$206,817
Initial implementation of derivative accounting	–	–	883,907	432,213
Extinguishment of convertible note	–	–	–	(29,595)
Change in fair value	–	–	1,103,279	(272,357)
Balance at June 30, 2012	$20,000	$–	$4,401,354	$337,078

Changes in fair value of the warrant derivative liability and the embedded conversion option liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

The Company estimates the fair value of the warrant derivative liability and the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liabilities at June 30, 2012:

Assumed	1,211,607,490	370,000,000	500,000,000	820,000	2,745,360,000	3,000,000
Variables:	Warrants(1)	Warrants(2)	Warrants(3)	Warrants	Warrants(4)	Warrants
Expected term	1.86	1.86	1.86	1.55	1.93	1.84
Expected volatility	201%	201%	201%	201%	201%	201%
Risk-free interest rate	0.33%	0.33%	0.33%	0.27%	0.33%	0.33%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)
Due to anti-dilution provisions within the agreement, the original warrant grant to purchase 121,160,749 shares of common stock at an exercise price of $0.01 per share, were increased during 2012 to 1,211,607,490 with an exercise price of $0.001 per share.

(2)
Due to anti-dilution provisions within the agreement, the original warrant grant to purchase 37,000,000 shares of common stock at an exercise price of $0.01 per share, were increased during 2012 to 370,000,000 with an exercise price of $0.001 per share.

(3)
Due to anti-dilution provisions within the agreement, the original warrant grant to purchase 25,000,000 shares of common stock at an exercise price of $0.02 per share, were increased during 2012 to 500,000,000 with an exercise price of $0.001 per share.

(4)
Due to anti-dilution provisions within the agreement, the original warrant grant to purchase 66,960,000 shares of common stock at an exercise price of $0.041 per share, were increased during 2012 to 2,745,360,000 with an exercise price of $0.001 per share.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

Assumed	5,000,000	20,000,000	1,500,000	20,000,000	30,000,000	450,000,000
Variables:	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants(5)
Expected term	2.50	2.51	2.52	2.65	2.68	4.75
Expected volatility	201%	201%	201%	201%	201%	201%
Risk-free interest rate	0.37%	0.37%	0.37%	0.41%	0.41%	0.72%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(5)
Due to anti-dilution provisions within the agreement, the original warrant grant to purchase 90,000,000 shares of common stock at an exercise price of $0.005 per share, were increased during 2012 to 450,000,000 with an exercise price of $0.001 per share.

Assumed	19,000,000
Variables:	Warrants
Expected term	4.88
Expected volatility	201%
Risk-free interest rate	0.72%
Dividend yield	0.00%

The following table summarizes the assumptions the Company utilized to estimate the fair value of the convertible debts’ embedded conversion option liability at June 30, 2012:

	$140,000 debt	$150,000 debt	$475,000 debt
	Convertible into	Convertible into	Convertible into
Assumed Variables:	12,727,273 Shares	150,000,000 Shares (1)	475,000,000 Shares (1)
Expected term	1.00	1.00	1.00
Expected volatility	175%	175%	175%
Risk-free interest rate	0.21%	0.21%	0.21%
Dividend yield	0.00%	0.00%	0.00%

There were no changes in the valuation techniques during the six months ended June 30, 2012.

(1)	Due to anti-dilution provisions within the agreement, the original conversion price was reduced to $0.001 per share.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

Net Earnings (Loss) Per Share

	3 months ended June 30,		6 months ended June 30,
	2012	2011	2012	2011
Basic numerator:
Loss from continuing operations	$(1,770,304)	$(11,768,772)	$(3,880,083)	$(12,650,776)
Less: preferred stock dividends	(23,264)	–	(49,425)	–
Numerator for basic loss per share – continuing operations	(1,793,568)	(11,768,772)	(3,929,508)	(12,650,776)
Numerator for basic earnings (loss) per share – discontinued operations, net	–	(25,980)	–	10,344
Numerator for basic earnings (loss) per share – available to common shareholders	$(1,793,568)	$(11,794,752)	$(3,929,508)	$(12,640,432)
Diluted numerator:
Numerator for basic loss per share – continuing operations	$(1,793,568)	$(11,768,772)	$(3,929,508)	$(12,650,776)
Add: preferred stock dividends	23,264	–	49,425	–
Numerator for diluted loss per share – continuing operations	(1,770,304)	(11,768,772)	(3,880,083)	(12,650,776)
Numerator for diluted earnings (loss) per share – discontinued operations, net	–	(25,980)	–	10,344
Numerator for diluted loss per share – available to common shareholders	$(1,770,304)	$(11,794,752)	$(3,880,083)	$(12,640,432)
Basic weighted average common shares	1,212,895,128	518,552,090	1,116,111,926	472,003,051
Dilutive instruments
Convertible debt	–	–	–	6,399,444
Warrants	–	–	–	24,536,004
Options	–	–	–	9,101,420
Diluted weighted average common shares	1,212,895,128	518,552,090	1,116,111,926	512,039,919
Basic EPS:
Basic loss per share – continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Basic earnings (loss) per share – discontinued operations, net	–	(0.00)	–	0.00
Basic loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Diluted EPS:
Diluted loss per share – continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Diluted earnings (loss) per share – discontinued operations, net	–	(0.00)	–	0.00
Diluted loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.03)

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

For the three months and six months ending  June 30, 2012: (i) 94,900,007 incremental options; (ii) 5,376,287,490 incremental warrants; (iii)  320,754,496 incremental Series of preferred stock; and (iv) 637,727,273 incremental shares from convertible debt; for an aggregate incremental total of  6,429,669,266; were excluded from the denominator for diluted income per share as the impact of their conversion was anti-dilutive.

For the three months and six months ending June 30, 2011, there were 532,620,823 common stock equivalents. Those equivalents were comprised of (i) 87,575,145 options; (ii) 257,019,080 warrants; (iii) 71,400 shares of unvested restricted stock; (iv) 172,835,834 incremental Series of preferred stock, and (v) a Note convertible into 15,119,364 shares of common stock.

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

The Company sold its e-mail business in February 2011 and receives commission from the purchaser on sales made to the Company’s previous customers. Revenue is recorded when commission is received as there is not enough collection history to record accruals with true-ups to actual. These commissions are reported in discontinued operations.  During the three and six months ended June 30, 2012, the Company did not received any commissions from the purchaser.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

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
JUNE 30, 2012
(UNAUDITED)

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

3. ASSET ACQUISITION OF CSI SOFTWARE

On July 15, 2011, the Company entered into an Agreement with Cellular Spyware, Inc. (“CSI”) and Mr. Anthony Sasso. In connection with the Agreement, the Company purchased all of the intellectual property to the anti-texting Software owned by CSI for an aggregate amount of $1,125,000. The Company had previously licensed the Software and had all rights to North, Central, and South Americas. As a result of the Agreement, the Company now owns all worldwide rights to the PhoneGuard software. As consideration for the Assets, the Company paid CSI $300,000 in cash, a $450,000 promissory note, and 25,000,000 shares of the Company’s common stock (subject to a Lock-Up/Leak-Out Agreement as described below) (the “Consideration Shares”), valued at $375,000 based on a blended, pro rata, price per share of two recent private placements. The note payable stipulated 18 equal monthly installments of $25,000 beginning in August 2011.  The $1,125,000 acquisition of the Software was treated as an asset purchase and the consideration was recorded in the line item “Intangible Assets, net” on the Company’s consolidated balance sheet, though the amount was deemed impaired during the fiscal year 2011 annual impairment testing.  As such, as of June 30, 2012, there was no net carrying value of the intangible asset, software.

On July 15, 2011, the Company entered into a Settlement and Release Agreement with Sasso (the “Release Agreement”) whereby Sasso released the Company from any claims arising from his employment, including any potential severance. In consideration for entering into the Release Agreement, the Company immediately vested 337.5 shares of Sasso’s 675 shares of outstanding Series C (which was convertible into 42,749,787 shares of common stock). Sasso agreed to a Lock-Up/Leak-Out Agreement (the “Lock-Up”) which limits the sales of Sasso’s shares to: (i) 10,000,000 shares during the first month after entering into the Lock-Up and (ii) beginning August 1, 2011 (and in every calendar month thereafter), 10% of the total trading volume of the Company’s common stock for the prior calendar month. In connection with the Release Agreement and Lock-Up, the Company filed a registration statement on Form S-8 registering 20,000,000 of Mr. Sasso’s shares. Additionally, CSI and Sasso agreed to a Lock-Up/Leak-Out Agreement which limits the sales of the Consideration Shares to 10% of the average trading volume for the Company’s common stock for the prior 30 day period beginning on August 15, 2011, and every 30 day period thereafter.  As discussed further in Note 5, in February 2012, the Company agreed to release the shares from the lock-up agreement in exchange for a modification to the payment terms of the $450,000 promissory note, see Note 13.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

4. INTANGIBLE ASSETS, NET

As of June 30, 2012 and December 31, 2011, intangible assets, net, were comprised of the following:

	June 30, 2012	December 31, 2011
Intangible assets subject to amortization:
Software (3 years)	$187,500	$187,500
Less: accumulated amortization	(187,500)	(187,500)
Total intangible assets subject to amortization	–	–
Intangible assets not subject to amortization:
Trademark	20,000	20,000
Total intangible assets, net	$20,000	$20,000

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

5. NOTES PAYABLE

A summary of notes as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
Convertible notes payable, gross	$765,000	$240,000
Note payable to CSI	362,500	362,500
Advanced on investments	80,000	–
Bridge notes payable, gross	11,500	–
Total notes payable, gross	1,219,000	602,500
Less amount classified as current	(1,178,966)	(465,000)
Less discount	(2,534)	–
Long-term notes payable , net of current portion	$37,500	$137,500

The following is a roll-forward of notes payable from December 31, 2011 through June 30, 2012:

Balance as of December 31, 2011	$602,500
Increase in face value of note payable	375,000
Notes payable financing	441,500
Repayment of bridge notes payable	(200,000)
Debt discount – Convertible Note Payable, gross	(119,104)
Debt discount – Convertible Promissory Note	(84,781)
Amortization of debt discounts	201,351
Balance as of June 30, 2012	$1,216,466

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

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

On May 16, 2012, the Company was officially notified by the existing note holder of the Company’s $475,000 senior debt (RVH, Inc.), which is included in the convertible notes payable line item on the consolidated balance sheet, while the existing note holder had fulfilled all of its obligations under the assignment agreement, that as a result of the assigning party not fulfilling all of its requirements (including payment) under the assignment agreement, that the assignment agreement had been officially withdrawn.  As such, the assignment agreement that would have extended the note’s maturity date to March 30, 2013, never took effect and the existing note’s maturity date of May 21, 2012, is in force.  The parties agreed to a 10 day extension from the May 21, 2012 maturity date, in order to negotiate the terms of the note and no further extensions were agreed upon.  The note holder has not waived any other defaults that may have occurred under the note and they have not waived any of their rights or remedies available to them under the note, including the reimbursement of legal fees incurred by the note holder.  The Company can give no assurances as to the resolution of the note based upon its current default status.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

In May 2012, pursuant to the terms of the RVH promissory note, the conversion price of this note was reduced to $0.001 per share in order to match the conversion price of the Series J Preferred Stock we issued in a private placement.  In December 2011 and June 30, 2012, the amount of common stock on an as converted basis exceeded our authorized share amount which resulted in the Company treating the convertible note embedded conversion feature as a derivative liability in the consolidated financial statements; see Note 2 “Fair Value of Financial Instruments and Fair Value Measurements”.

Cape One Financial:

In March 2012, the Company entered into a $150,000, three- month 10% convertible secured note that was payable July 2, 2012 and is convertible into common stock at $0.005 per share.  Due to the authorized share shortage, the embedded conversion option is accounted for as a bifurcated derivative.  The Company paid loan fees of $15,000, a structuring fee of $15,000 and loan origination fees of $5,250.  The Company also issued five-year warrants to purchase an aggregate 90,000,000 shares of common stock at $0.005 per share, valued at its relative fair value of $14,613 and issued the lender 53,575,715 shares of common stock (as part of a voluntary reduction in the conversion price of previously converted securities into common stock) valued at its relative fair value of $69,241.  Total discounts to be amortized over the three-month debt term are $119,104, with a balance of $2,534 remaining at June 30, 2012. The Company received the net proceeds of $114,750 in April 2012.  This note is currently in default.

In May 2012, pursuant to the terms of the Cape One convertible note, the conversion price of this note was reduced to $0.001 per share in order to match the conversion price of the Series J Preferred Stock we issued in a private placement.  In December 2011 and June 30, 2012, the amount of common stock on an as converted basis exceeded our authorized share amount which resulted in the Company treating the convertible note embedded conversion feature as a derivative liability in the consolidated financial statements; see Note 2 “Fair Value of Financial Instruments and Fair Value Measurements”.

The note has not been repaid and is currently in default which affords the holder the right to redemption at 120% of the principal amount plus interest.  The Company can give no assurances as to the resolution of the note based upon its current default status.

Law firm:

In May 2011, the Company issued to a law firm a $210,000 convertible note which is payable on demand of which $43,687 was repaid and $26,313 was converted into 2,392,044 shares of common stock, leaving a balance of $140,000 as of December 31, 2011. The principal and interest on this note is convertible into common stock at $0.011 per share.  Additionally, the Company issued the law firm 3,000,000, three-year warrants exercisable at $0.011. The note and warrants were issued in satisfaction of accounts payable due to the law firm. The warrants were valued using the Black-Scholes option pricing model with the following assumptions, stock price of $0.0085 (based on the grant date quoted trading price of the Company's common stock), expected terms of three years, volatility of 159% (based on historical volatility), and a risk-free interest rate of 1.84%. The relative fair value of these warrants, approximately $19,000, was fully expensed due to the note being payable on demand. There was no intrinsic value for the embedded conversion feature because the conversion rate of the note equaled the trading price of the Company’s common stock.  In December 2011 and June 30, 2012, the amount of common stock on an as converted basis exceeded our authorized share amount which resulted in the Company treating the convertible note embedded conversion feature as a derivative liability in the consolidated financial statements; see Note 2 “Fair Value of Financial Instruments and Fair Value Measurements”.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

Note Payable to CSI

In July 2011, the Company issued a $450,000 note in connection with the CSI Agreement and it stipulated 18 equal monthly installments of $25,000 beginning in August 2011; see Note 4 for additional information.  During 2011, the Company repaid $87,500, leaving $362,500 outstanding as of December 31, 2011.  The Company made a partial payment of the November 2011 payment and did not make its December 2011 payment.  In February 2012, the Company amended the terms of this note payable such that equal monthly payments in the amount of $25,000 will commence in April 2012 and continue through June 2013.  As such, the Company is presenting the payments that are scheduled to occur within the next twelve months, or $325,000, as current, with the remaining $37,500 classified as long-term.  The Company did not make the April 2012 payment of $25,000 or any other to date and the note is currently in default.

Bridge Notes Payable

In January 2012, the Company issued two $105,750, 3 month 15% secured promissory notes due in April 2012. The notes each include principal of $100,000, loan origination fees of $4,000, and documentation preparation fees of $1,750.  The Company also issued five-year warrants to purchase an aggregate 20,000,000 shares of common stock at $0.01 per share, valued at $70,747.  Total discounts to be amortized over the three-month debt term are $82,247, with a balance of $1,869 remaining at March 31, 2012. In April 2012, the Company repaid $200,000 of the notes and the remaining discount was recorded in interest expense in the Consolidated Statement of Operations.

Series J Preferred Stock

In May 2012, the Company received $50,000 in a private placement for the purchase of one share of a new Series J Convertible Preferred Stock to be created by the Company.  The one share of Series J will become convertible into 50,000,000 shares of common stock once the Company increases its authorized common stock to 4,000,000,000 shares. As of June 30, 2012, the Company classified the $50,000 as a liability on its consolidated balance sheet.  Upon the filing of the Series J preference with the State, such amounts will be reclassified as equity.  Additionally, another investor advanced the Company $30,000 under a convertible note dated July 2012, which is convertible into shares of common stock at $0.001 per share. See Note 6 and 13.

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
JUNE 30, 2012
(UNAUDITED)

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
JUNE 30, 2012
(UNAUDITED)

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
JUNE 30, 2012
(UNAUDITED)

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

In connection with the $150,000 convertible note payable the Company issued in March 2012, the Company in April 2012, issued the lender 53,575,715 shares of common stock (as part of a voluntary reduction in the conversion price of previously converted securities into common stock).  The prior investment did not contain anti-dilution provisions and thus, the Company recorded the fair value of the grant (based on the $0.0048 market price), and recorded an investor relations expense of $257,163.

In April 2012, 500 shares of Series A converted into 10,000,000 shares of common stock.

In April 2012, the Company issued 20,000,000 shares of common stock to a law firm for services rendered. The shares were valued at $92,000 and were fully expensed at the time of issuance.

 In May 2012, two investors in the Company’s Series A converted 200 shares of Series A into an aggregate of 20,000,000 shares of common stock.

In May 2012, 42.1875 shares of Series E owned by our CEO vested and were immediately converted into 5,468,723 shares of common stock.

In May 2012, the Company issued 140,000,000 shares of common stock as part of a settlement related to a $140,000 customer deposit.  The value of the shares were recorded as a contra revenue in accordance with ASC 605-50-25 and off-set the $140,000 of income recorded during the second quarter ended June 30, 2012 related to the customer deposit.

In June 2012, the Company issued 60,000,000 shares of common stock per the provisions of Series G that calls for a ratchet of those common shares still held from those that were initially issued upon the conversion of the preferred stock to common stock.

In June 2012, an investor in the Company’s Series A converted 150 shares of Series A into an aggregate of 15,000,000 shares of common stock.

 See below for additional discussion of conversions of preferred stock to common stock.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
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

In May 2012, pursuant to the terms of the Series A, the conversion price of the outstanding Series A was reduced to $0.001 per share in order to match the conversion price of the Series J Preferred Stock we issued in a private placement.

In May 2012, 200 shares of Series A converted into 20,000,000 shares of common stock.

In June 2012, an investor in the Company’s Series A converted 150 shares of Series A into an aggregate of 15,000,000 shares of common stock.

 As of June 30, 2012 there are 13,000 shares of Series A that have not been converted into shares of common stock and upon full conversion, including prior Series A investors due to the ratchet provisions who already converted, the Series A will convert into an aggregate of 1,300,000,000 shares of common stock.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

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

In May 2012, 42.1875 shares of Series E preferred stock vested and were immediately converted into 5,468,723 shares of common stock.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

Series F Preferred Stock

In May 2011, the Board designated 68,035.936 shares of Series F Preferred Stock, par value $0.001 per share (“Series F”).  The Series F had a liquidation preference equal to its par value, voting rights that are the same as common stock on an as-converted basis, and automatically convertible to common stock at a ratio of 1,000 common shares for each preferred share upon an increase in the Company’s authorized capital stock. The Series F preferred stock was issued to various prior investors in common stock or other series of preferred stock pursuant to certain full ratchet anti-dilution provisions contained in their respective agreements.  As a result of these provisions, the Company effectively re-priced the prior investors’ shares (currently held from prior offerings) to $0.05 per share and $0.02 per share, as applicable. As such, the Company issued approximately 68,036 shares of Series F preferred stock under the ratchet provisions.  In June 2011, the Series F automatically converted to 68,035,953 shares of common stock upon the increase in the Company’s authorized capital stock. As of June 30, 2012, there were no shares of Series F outstanding.

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

In May 2012, pursuant to the terms of the Series G, the conversion price of the Series G that was converted into common stock and is still held by the investor was reduced to $0.001 per share in order to match the conversion price of the Series J Preferred Stock we issued in a private placement.

In June 2012, the Company issued 60,000,000 shares of common stock per the provisions of Series G that calls for a ratchet of those common shares still held from those that were initially issued upon the conversion of the preferred stock to common stock.

There are 1,867,500,000 shares of common stock yet to be issued in connection with Series G’s ratchet provisions.

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
JUNE 30, 2012
(UNAUDITED)

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

Series I Preferred Stock

In April 2012, the Board designated Series I, as a new series of preferred stock consisting of 100 shares, par value $0.001 per share. On April 13, 2012, the Certificate of Designation of the Series I was filed with the Nevada Secretary of State and we issued for a nominal consideration 50 shares of Series I to each of our two officers and directors.  For so long as Series I is issued and outstanding, the holders of Series I shall vote together as a single class with the holders of our Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series I being entitled to sixty percent (60%) of the total votes on all such matters regardless of the actual number of shares of Series I then outstanding, with the specific intent relating to a potential increase in the number of authorized shares and/or a reverse stock split.  Each outstanding share of Series I will automatically convert into one share of our Common Stock upon the effectiveness of a future reverse split of the Company’s Common Stock.

Series J Preferred Stock

In May 2012, the Board approved Series J preferred stock (“Series J”) as a new series of preferred stock.  The Series J has a liquidation preference equal to the total consideration paid for all shares issued, voting rights the same as common stock on an as-converted basis, and is automatically convertible into common stock at a ratio of 50,000,000 common shares for each preferred share upon an increase in the Company’s authorized capital stock. Additionally, the Board approved the sale of up to 30 shares of Series J at a price of $0.001 per share, which 30 shares would be convertible into 1.5 billion shares of common stock at such time as we have the increased authorized amount of common stock.

In May 2012, the Company received $50,000 in a private placement for the purchase of one share of a new Series J Convertible Preferred Stock to be created by the Company.  The one share of Series J will become convertible into 50,000,000 shares of common stock once the Company increases its authorized common stock to 4,000,000,000 shares. As of June 30, 2012, the Company classified the $50,000 as liability on its consolidated balance sheet.  Upon the filing of the Series J preferences with the State, such amounts will be reclassified to equity.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

A summary of the Company’s stock option activity during the six months ended June 30, 2012 is presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual
	Quantity	Price	Term (Years)
Balance outstanding at December 31, 2011	104,763,333	$0.025	4.00
Granted	–	$–	–
Exercised	–	$–	–
Forfeited (due to personnel terminations)	(9,863,326)	$0.022	3.53
Expired	–	$–	–
Balance outstanding at June 30, 2012	94,900,007	$0.025	3.78
Exercisable at June 30, 2012	62,777,792	$0.030	3.74

There was no intrinsic value of all outstanding options for the six months ended June 30, 2012.

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
JUNE 30, 2012
(UNAUDITED)

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
JUNE 30, 2012
(UNAUDITED)

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

In the aggregate, for the three and six months ended June 30, 2011, the Company recorded stock-based compensation expense of $914,432 and $954,586, respectively, related to stock options.

Fiscal Year 2012 activity:

In the aggregate, for the three and six months ended June 30, 2012, the Company recorded stock-based compensation expense of $106,425 and $220,964, respectively, related to stock options. At June 30, 2012, there was $1,059,597 of unrecognized compensation expense to non-vested options-based compensation, which will be expensed over the applicable term of the respective stock option grants.

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

In connection with the Series H private placement, during the three months ended June 30, 2012, the Company issued warrants to purchase an aggregate of 19,000,000 shares of common stock at an exercise price of $0.005 per share.

In May 2012, the Company agreed to extend the term of The Big Company’s two warrant grants by an additional two years, resulting in a new maturity date for each grant of May 10, 2014.  There was no accounting effect to the extension of the warrants as the increase in value was de minimis.

In June 2012, in connection with the $0.001 per share conversion price of the Series J private placement, the exercise prices of almost all of the outstanding warrants to purchase common stock of the Company were reduced to $0.001 per share and the number of shares which could be purchased upon exercise of such warrants were increased in order to keep the dollar proceeds from the exercise of such warrant constant per the anti-dilution provisions contained within the respective warrants (see Note 2 for a breakdown of the warrants that were affected).

Listed below is the activity for the six months ended June 30, 2012

	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2011	258,940,747	$0.022	2.43
Granted	180,500,000	$0.007	4.11
Exercised	–	$–	–
Additions due to repricing provisions	4,936,846,743	$0.001	3.17
Expired	–	$–	–
Balance outstanding at June 30, 2012	5,376,287,490	$0.006	3.08

In December 2011, the amount of common stock on an as converted basis exceeded our authorized share amount which resulted in the Company treating the warrants as a derivative liability in the consolidated financial statements (See Note 2).

7. RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2012, we incurred consulting expense of $120,000 pursuant to an agreement entered into in May 2011 with The Big Company, LLC (“TBC”), wherein one Board member is a partial owner and the Company’s Chairman was previously a manager.  As of June 30, 2012, there was $230,000 due to TBC. Effective July 1, 2011, the Company’s Chairman resigned from that position, and this payable is included in the line item “Due to related parties” on the Company’s consolidated balance sheet as of June 30, 2012. As of December 31, 2011, there was $110,000 owed to TBC.  During the year ended December 31, 2011, the Company did not accrue for or make any royalty payments to TBC (see Note 8 for the amount of the royalty percentages to be paid to TBC and what they are calculated on).

As of June 30, 2012 and December 31, 2011, the Company owed officers $17,226 and $55,726, respectively, for expenses personally advanced on behalf of the Company.  These amounts were included in the line item “Due to related parties” on the Company’s consolidated balance sheet as of June 30, 2012 and December 31, 2011.

As of June 30, 2012, we owed executive officers and former employees $731,656 in past due salary, payroll and severance as applicable which is included in the line item “Accrued expenses” on the Company’s consolidated balance sheet.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

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

●
Pursuant to the agreements, the Company issued to the Bieber Group warrants to purchase an aggregate 121,160,749 shares of common stock at $0.01 per share or a total of 16.4% of the Company on a fully diluted basis.  The warrants contain full anti-dilution protection rights on both the exercise price and quantity.  In May 2012, as a result of provisions contained in the warrants protecting the holder against dilution, the exercise price of the warrants was reduced to $0.001 per share and the number shares of common stock for which the warrants could be exercised was increased to 1,211,607,490;

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

●
The Company issued to TBC one year warrants to purchase an aggregate 37,000,000 shares of its common stock exercisable at $0.01 per share with a fair value of $215,710 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), expected term of one year, volatility of 211% (based on historical volatility), and a risk-free interest rate of 0.19%.  In May 2012, pursuant to provisions of the warrants providing anti-dilution protection to the holder, the exercise price of the warrants was reduced to $0.001 per share and the number of shares of shares of our common stock which may be purchased upon exercise of the warrants was increased to 370,000,000.  Additionally, in May 2012, the Board agreed to extend the maturity date of TBC’s warrants by two years to May 2014;

●
The Company issued to TBC one year warrants to purchase an aggregate 25,000,000 shares of its common stock exercisable at $0.02 per share; with a fair value of $122,000 based on a Black-Scholes pricing model using a stock price of $0.0085 (based on the grant date quoted trading price of the company's common stock), expected term of one year, volatility of 211% (based on historical volatility), and a risk-free interest rate of 0.19%.  In May 2012, pursuant to provisions of the warrants providing anti-dilution protection to the holder, the exercise price of the warrants was reduced to $0.001 per share and the number of shares of shares of our common stock which may be purchased upon exercise of the warrants was increased to 500,000,000.  Additionally, in May 2012, the Board agreed to extend the maturity date of TBC’s warrants by two years to May 2014;

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

In May 2011, the Company valued a total of 183,160,749 warrants at $1,275,495 as discussed above and recorded a prepaid asset, allocated to current and non-current, and is being amortized over the 3 year term of the above mentioned agreements. As of June 30, 2012, the unamortized portion was $425,165 current and $364,933 non-current.

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

9. CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. At June 30, 2012, the Company had no balances which exceeded the federal insured limits.

10. SEGMENT INFORMATION

The Company operates under two business segments in continuing operations which are evaluated on a revenue and net income basis. Expenses for professional services, stock-based compensation and certain interest costs are considered corporate expenses. The direct marketing segment includes revenue and associated costs for lead generation and PhoneGuard, a separate segment, is engaged in the sale of cellular software. The operating results of businesses the Company sold in February 2011 are reported in discontinued operations.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

The table below presents certain financial information by business segment for the three months ended June 30, 2012:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate		Consolidated
Revenues	$–	$313	$313	$		$313
Interest expense	$–	$–	$–		$(141,816)	$(141,816)
Depreciation and amortization	$(31,753)	$–	$(31,753)		$–	$(31,753)
Income tax expense	$–	$–	$–		$–	$–
Net income (loss)	$(55,365)	$(237,906)	$(293,271)		$(1,116,647)	$(1,409,918)
Fixed assets and intangibles	$14,027	$20,000	$34,027		$–	$34,027
Fixed assets, intangibles and goodwill additions (disposals), net	$(15,618)	$–	$(15,618)		$–	$(15,618)
Total assets	$14,101	$94,122	$108,223		$928,748	$1,036,971

The table below presents certain financial information by business segment for the three months ended June 30, 2011:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$199,183	$(2,892)	$196,291	$–	$196,291
Interest expense	$–	$–	$–	$(55,391)	$(55,391)
Depreciation and amortization	$(10,179)	$(135,588)	$(145,767)	$–	$(145,767)
Income tax expense	$–	$–	$–	$–	$–
Net income (loss)	$(473,507)	$(3,016,991)	$(3,490,498)	$(8,278,274)	$(11,768,772)
Fixed assets and intangibles	$99,250	$102,500	$201,750	$–	$201,750
Fixed assets, intangibles and goodwill additions (disposals), net	$–	$(1,917,389)	$(1,917,389)	$–	$(1,917,389)
Total assets	$138,326	$158,487	$286,813	$3,581,627	$3,878,440

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

The table below presents certain financial information by business segment for the six months ended June 30, 2012:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$–	$1,333	$1,333	$–	$1,333
Interest expense	$–	$–	$–	$(242,110)	$(242,110)
Depreciation and amortization	$(42,865)	$–	$(42,865)	$–	$(42,865)
Income tax expense	$–	$–	$–	$–	$–
Net income (loss)	$(70,390)	$(588,821)	$(659,211)	$(3,220,872)	$(3,880,083)
Fixed assets and intangibles	$14,027	$20,000	$34,027	$–	$34,027
Fixed assets, intangibles and goodwill additions (disposals), net	$(15,618)	$–	$(15,618)	$–	$(15,618)
Total assets	$14,101	$94,122	$108,223	$928,748	$1,036,971

The table below presents certain financial information by business segment for six months ended June 30, 2011:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$496,532	$24,519	$521,051	$–	$521,051
Interest expense	$–	$–	$–	$(65,950)	$(69,950)
Depreciation and amortization	$(20,328)	$(271,176)	$(291,534)	$–	$(291,534)
Income tax expense	$–	$–	$–	$–	$–
Net income (loss)	$(619,353)	$(3,457,846)	$(4,077,199)	$(8,573,577)	$(12,650,776)
Fixed assets and intangibles	$99,250	$102,500	$201,750	$–	$201,750
Fixed assets, intangibles and goodwill additions (disposals), net	$–	$(1,917,389)	$(1,917,389)	$–	$(1,917,389)
Total assets	$138,326	$158,487	$286,813	$3,581,627	$3,878,440

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

Revenues and pretax loss from discontinued operations for the three and six months ended June 30, 2012 and 2011, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$–	$–	$–	$157,191
Net income (loss) before income taxes	$–	$25,980	$–	$(10,344)

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

On December 22, 2011, Bartle Bogle Hegarty LLC (“BBH”), filed suit alleging a breach of contract based on the Company’s failure to pay approximately $145,000 to BBH for advertising services.  The Company subsequently filed a countersuit against BBH alleging the lack of performance by BBH adversely impacted the Company.  The $145,000 was included in the line item “Accrued expenses” on the Company’s audited December 31, 2011 consolidated balance sheet.  In May 2012, the Company entered into an agreement with BBH, wherein the Company agreed to pay $50,000 in 5 equal monthly installments of $10,000 commencing June 1, 2012 as settlement for all monies owed.  At June 30, 2012, $135,000 was included in the line item “Accrued expenses” on the Company’s unaudited consolidated balance sheet.  As part of the agreement, should the $50,000 not be paid, the Company acknowledged it would owe BBH the full $145,000 amount.  As such, the Company will record a gain on settlement of $95,000 once the $50,000 payments are completed. As of June 30, 2012, the Company paid the first installment payment but has yet to pay July and August.

On or about June 18, 2012, List Service Direct, Inc. (“LSD”) commenced a lawsuit against the Company’s wholly owned subsidiary, 1 Touch Marketing, LLC in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  LSD alleges services provided and unpaid for in the amount of $102,383.78. As of June 30, 2012, the Company has accrued approximately $102,000 in accounts payable on the accompanying unaudited consolidated financial statements.

13. SUBSEQUENT EVENTS

On August 2, 2012, the Company entered into a Marketing and Distribution Agreement with Harrington Multi Media Marketing, Inc. (“HM”) pursuant to which HM is to produce a television commercial and market the Company’s products, at its own expense, which will be sold to HM at $4.00 per unit.  In exchange, HM is to receive 300,000,000 warrants to purchase the Company’s common stock at $0.001 per share and an additional 90,000,000 warrants for each $2,000,000 in sales of the Company’s products generated through HM’s efforts.

On or about July 23, 2012, CSI and Anthony Sasso (“Sasso”) commenced a lawsuit against the Company and Phone Guard, Inc., the Company’s wholly owned subsidiary in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  CSI and Sasso’s claims sound in breach of contract and breach of a promissory note for $750,000 and $450,000, respectively.  The Company intends to vigorously defend the lawsuit for which it believes it has meritorious defenses and counterclaims. See Note 3 for details of the transaction and Note 5 showing the balance due under the Note as of June 30, 2012 as $362,500.

In July 2012, an investor in the Company’s Series A converted 200 shares of Series A into an aggregate of 20,000,000 shares of common stock.

In July 2012, the Company entered into a settlement agreement with its former landlord. The settlement calls for a $15,000 settlement with payments to be made at $1,000 per month over fifteen months beginning in  December 2012.  Additionally, the Company is obligated to pay $93,234 which includes immediate forfeiture of its security deposit of $33,214 which was charged to expense as of June 30, 2012 in the accompanying consolidated financial statements and twenty-four monthly payments of $2,500 beginning in December 2012.

In July 2012, the Company entered into an agreement with a related party to settle $250,000, of which $230,000 was accrued as of June 30, 2012.  The settlement calls for the debt to be converted into common stock at $0.001 per share.  Accordingly, the Company will issue 250,000,000 shares of common stock (once such authorized capital is available) and no gain or loss will be recorded on the conversion as the conversion price is equal to the fair value of the stock based on prior cash sales.

In August 2012, 42.1875 shares of Series E preferred stock vested and were immediately converted into 5,468,723 shares of common stock.

On August 2, 2012, the Board of Directors (i) approved an increase in the Company’s authorized common stock from 1,500,000,000 to 8,500,000,000 shares (“Increase in Authorized”); (ii) authorized the Company to effect a 1 for 250 reverse stock split of the Company’s common stock (the “Reverse Stock Split”); and (iii) authorized the Company to negotiate with creditors to convert existing debt into Company equity. The amended articles have yet to be filed with the State as of the date of this report and the reverse stock split is subject to approval and thus, the effects of such recapitalizations have not been retroactively applied to the accompanying unaudited condensed consolidated financial statements.

On August 6, 2012, the Company’s Board of Directors approved the issuance of an aggregate of 250,000,000 shares to its two directors upon the filing of each of the Company’s next three Forms 10-Q and its next Form 10-K.

From July 1, 2012 through the date of this filing, the Company has raised $45,000 in the form of a convertible promissory note which is convertible into shares of the Company's common stock at $0.001 per share.

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

Recent Developments

On August 2, 2012, the Company entered into a Marketing and Distribution Agreement with Harrington Multi Media Marketing, Inc. (“HM”) pursuant to which HM is to produce a television commercial and market the Company’s products, at its own expense, which will be sold to HM at $4.00 per unit.  In exchange, HM is to receive 300,000,000 warrants to purchase the Company’s common stock at $0.001 per share and an additional 90,000,000 warrants for each $2,000,000 in sales of the Company’s products generated through HM’s efforts.

We will continue to support a music festival, originally scheduled for April 2012, that has been postponed until the Fall of 2012.  The music festival promotes the cause of “texting responsibly”.  If our efforts supporting the concert are successful, we expect to turn more of our attentions toward future events, inclusive of additional concerts.

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

The $450,000 note payable provided for the payment by us of 18 equal monthly installments of $25,000 beginning in August 2011.  The Company made its August – October payments.  However, it made a partial November 2011 payment and did not make its December 2011 payment due to insufficient cash flow.  In February 2012, we amended the terms of the $450,000 note, such that the $362,500 unpaid balance at the timing of the signing of the amendment would commence in April 2012 in $25,000 monthly installments until repaid (the April, May and June payments were not made).  The acquisition of the CSI Assets was treated as an asset purchase.

On or about July 23, 2012, CSI and Sasso commenced a lawsuit against the Company and Phone Guard, Inc., the Company’s wholly owned subsidiary in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  CSI and Sasso’s claims sound in breach of contract and breach of a promissory note for $750,000 and $450,000, respectively.  The Company intends to vigorously defend the lawsuit for which it believes it has meritorious defenses and counterclaims.

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

●
PhoneGuard Premium: this version is offered to the consumer via an annual subscription cost.  It is a step up from the PhoneGuard model as it provides additional functionality via a web portal that is not included within the PhoneGuard model.  It is not an advertising supported model. PhoneGuard Premium sells for $19.99 for a one year subscription.

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

Marketing of PhoneGuard Software

During 2011 and the first half of 2012, our senior management team focused on initiating marketing of PhoneGuard software. Although the approach is varied, time was spent seeking to penetrate three key markets – retail stores, wireless phone carriers, and insurance companies. In addition, we initiated an online approach where consumers can download PhoneGuard software and activate it directly from us.

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

Lead Generation

During the early part of 2011, our remaining business was from the original business model, a lead generation business.  We acquired online leads from an unaffiliated third party which is a supplier of leads relating to educational matters. We employed two people who utilized these leads and supplied them to an additional third party that in turn interfaces with colleges and universities. These two employees were also responsible for soliciting new business.  During the first six months of 2012, we focused substantially all of our efforts on the development and marketing of the PhoneGuard software and decreased the amount of attention we have placed our lead generation activities.  As such, no revenue was derived from lead generation during the three and six months ended June 30, 2012.

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

Options Media sold its e-mail business in February 2011 and receives commission from the purchaser on sales made to Options Media’s previous customers. Revenue is recorded when commission is received as there is not enough collection history to record accruals with true-ups to actual. These commissions are reported in discontinued operations.  During the six months ended June 30, 2012, the Company has not received any commissions from the purchaser.

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

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Report for discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Revenues	$313	$196,291	$(195,978)	(99.8)%

The decrease in revenues was due primarily to lower direct marketing revenues in 2012 compared to 2011. We have turned our attention to the PhoneGuard anti-texting software and have decreased our efforts on direct marketing.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Cost of revenues	$–	$136,230	$(136,230)	(100.0)%
Percentage of revenues	0%	69.4%

There were no costs of revenues in the three month period ended June 30, 2012.  The decrease from the comparable prior year period is due to the decrease in direct marketing revenue.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Gross profit	$313	$60,061	$(59,748)	(99.3)%
Percentage of revenues	100%	30.6%

The decrease in gross profit was due to the aforementioned decrease in revenue and cost of revenues.

			Period-over-Period	Period-over-Period
Operating expenses:	2012	2011	$ Change	% Change
Compensation and related costs	$528,896	$2,354,873	$(1,825,977)	(77.5)%
Commissions	–	16,209	(16,209)	(100.0)%
Advertising	3,200	222,619	(219,419)	(98.6)%
Rent	68,331	51,262	17,069	33.3%
Impairment of fixed assets	15,618	-	15,618	100.0%
Impairment of software license	–	2,053,197	(2,053,197)	(100.0)%
General and administrative	633,213	978,211	(344,998)	(35.3)%
Total operating expenses	$1,249,258	$5,676,371	$(4,427,113)	(78.0)%

Compensation and related costs include salaries, payroll related taxes, and stock-based compensation. These expenses decreased by $1,825,977 primarily due to a decrease in non-cash stock-based compensation from the following items: (i) the vesting of 42.1875 shares of Series E (discussed in Note 6); (ii) amortization of employee stock option grants made during the prior twelve month period; (iii) stock related grants pertaining to the Bieber Agreements and our Chairman, who played a key role in negotiating the Bieber agreements; and (iv) amortization of warrants issued to third parties that assisted in the negotiations of the Bieber Agreements.

Commissions declined $16,209 due to the aforementioned decline in revenues.

Advertising expenses decreased by $219,419 primarily due to a decrease in advertising spending in  2012 compared to the amount spend in the comparable prior period.

Rent expense increased $17,069 due to a decline in sublease income.

Impairment of fixed assets of $15,618 relates to our decision not to exploit the SMS mailing platform.  There was no impairment of fixed assets in the three months ended June 30, 2011.

There was no impairment of software licenses in the three months ended June 30, 2012.  Impairment of software license of $2,053,873 in the three months ended June 30, 2011, represented a one-time non-cash charge that resulted from a full impairment of the anti-virus software license and the prepaid royalties associated with that software license. The software license was originally acquired for $2,528,426 in April 2010, and $611,037 had been amortized as of June 30, 2011, leaving a remaining net book balance of $1,917,389. At the time we purchased the sublicense, we also acquired the prepaid royalties to the software owner. The net book value of the prepaid royalties at June 30, 2011, was $135,808. Options Media is devoting all resources to developing and marketing its Drive Safe™ software and decided not to exploit the anti-virus software license it acquired in April 2010. After careful analysis, Options Media determined during the three months ended June 30, 2011, to no longer market the anti-virus product. As a result, we expensed the entire net book balance of the license and prepaid royalties associated with that license.

General and administrative expenses had a decrease of $344,998 from the comparable prior year period due to a reduction in investor relations costs, legal fees, consulting costs consistent with management’s strategy to reduce operating expenses in 2012.

			Period-over-Period	Period-over-Period
Other income (expense):	2012	2011	$ Change	% Change
Change in fair market value of derivative liabilities	$(21,592)	$(6,112,805)	$6,091,213	99.6%
Interest expense	(141,816)	(55,391)	(86,425)	156.0%
Other income (expense)	(58)	15,734	(15,792)	(100.4)%
Settlement gain	2,493	–	2,493	100.0%
Total other expense, net	$(160,973)	$(6,152,462)	$5,991,489	91.5%

Change in fair market value of derivative liabilities increased $6,091,213. Due to the price protection provisions in outstanding warrants, the values were treated as derivative liabilities in the consolidated financial statements.  Additionally, as the amount of common stock on an as converted basis exceeded our authorized share amount, the remaining warrants and convertible debt were also treated as derivative liabilities in the consolidated financial statements.  This results in non-cash gains or losses each period during the term of the warrants and convertible debt. We will report a non-cash loss if our common stock price from the first to last day of a period increases. Conversely, we will report a gain if our common stock price decreases. The losses or gains may be substantial. At June 30, 2012, we had recorded a loss on the change in the fair market value of our derivative liabilities due to the increase in the number of common shares the derivative instruments convert into due to anti-dilution provisions included within the respective instruments (see Note 2), partially offset by an increase in the closing price of our common stock over the respective closing prices at the dates we valued the warrants and convertible debt issued during the year. The change in fair market value of the respective warrant and embedded conversion option liabilities, resulted in the non-cash loss of $21,592. We account for these derivative instruments under guidance of ASC Topic 815.

Interest expense increased $86,425 due to the Company entering into notes payable during 2011 and the first six months of 2012, see Note 5 for additional details on the various notes the Company issued.

Settlement gain of $2,493 primarily due to the Company difference between the fair value of common stock issued as part of an agreement compared to the value proscribed to the shares within this agreement. There was no settlement gain in the three months ended June 30, 2011.

Income taxes: No tax benefit or expense was recorded for the three months ended June 30, 2012 and 2011.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Loss from continuing operations	$(1,770,304)	$(11,768,752)	$(10,024,448)	(85.0)%

Loss from continuing operations for the three months ended June 30, 2012, decreased $10,024,448 from the loss from continuing operations for the comparable prior year period due to the aforementioned factors.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Loss from discontinued operations, net of income taxes of $0	$–	$(25,980)	$(25,980)	(100.0)%

There was no loss from discontinued operations for the three months ended June 30, 2012, as compared to the loss from discontinued operations for the comparable prior year period as there was no activity related to discontinued operations in 2012. This relates to the sale of our email and postal direct marketing business.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Revenues	$1,333	$521,051	$(519,718)	(99.7)%

The decrease in revenues was due primarily to lower direct marketing revenues in 2012 compared to 2011. We have turned our attention to the PhoneGuard anti-texting software and have decreased our efforts on direct marketing.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Cost of revenues	$–	$324,046	$(324,046)	(100.0)%
Percentage of revenues	0%	62.2%

There were no costs of revenues in the six month period ended June 30, 2012.  The decrease from the comparable prior year period is due to the decrease in direct marketing revenue.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Gross profit	$1,333	$197,005	$(195,672)	(99.3)%
Percentage of revenues	100%	37.9%

The decrease in gross profit was due to the aforementioned decrease in revenue and cost of revenues.

			Period-over-Period	Period-over-Period
Operating expenses:	2012	2011	$ Change	% Change
Compensation and related costs	$1,215,391	$2,710,800	$(1,495,409)	(55.2)%
Commissions	–	41,084	(41,084)	(100.0)%
Advertising	48,695	335,680	(286,985)	(85.5)%
Rent	106,699	100,552	6,147	6.1%
Impairment of fixed assets	15,618	-	15,618	100.0%
Impairment of software license	–	2,053,197	(2,053,197)	(100.0)%
General and administrative	1,086,967	1,443,447	(356,465)	(24.7)%
Total operating expenses	$2,473,385	$6,684,760	$(4,211,375)	(63.0)%

Compensation and related costs include salaries, payroll related taxes, and stock-based compensation. These expenses decreased by $1,495,409 primarily due to an increase in non-cash stock-based compensation from the following items: (i) the vesting of 84.374 shares of Series E (discussed in Note 6); (ii) amortization of employee stock option grants made during the prior twelve month period; (iii) stock related grants pertaining to the Bieber Agreements and our Chairman, who played a key role in negotiating the Bieber agreements; and (iv) amortization of warrants issued to third parties that assisted in the negotiations of the Bieber Agreements.

Commissions declined $41,084 due to the aforementioned decline in revenues.

Advertising expenses decreased by $286,985 primarily due to a decrease in advertising spending in the first six months of 2012 compared to the amount spend in the comparable prior period.

Rent expense increased $6,147 due to a decrease in sublease income.

Impairment of fixed assets of $15,618 relates to our decision not to exploit the SMS mailing platform.  There was no impairment of fixed assets in the six months ended June 30, 2011.

There was no impairment of software licenses in the three months ended June 30, 2012.  Impairment of software license of $2,053,873 in the six months ended June 30, 2011, represented a one-time non-cash charge that resulted from a full impairment of the anti-virus software license and the prepaid royalties associated with that software license. The software license was originally acquired for $2,528,426 in April 2010, and $611,037 had been amortized as of June 30, 2011, leaving a remaining net book balance of $1,917,389. At the time we purchased the sublicense, we also acquired the prepaid royalties to the software owner. The net book value of the prepaid royalties at June 30, 2011, was $135,808. Options Media is devoting all resources to developing and marketing its Drive Safe™ software and decided not to exploit the anti-virus software license it acquired in April 2010. After careful analysis, Options Media determined during the three months ended June 30, 2011, to no longer market the anti-virus product. As a result, we expensed the entire net book balance of the license and prepaid royalties associated with that license.

General and administrative expenses had a decrease of $356,465 from the comparable prior year period due to a reduction in investor relations costs, legal fees, consulting costs consistent with management’s strategy to reduce operating expenses in 2012.

			Period-over-Period	Period-over-Period
Other income (expense):	2012	2011	$ Change	% Change
Change in fair market value of derivative liabilities	$(830,922)	$(6,112,805)	$5,281,883	(86.4%
Loss on extinguishment of debt	(360,386)	–	(360,386)	(100.0)%
Interest expense	(242,110)	(65,950)	(176,160)	267.1%
Other income (expense)	(58)	15,734	(15,792)	(100.4)%
Settlement gain	25,445	–	25,445	(100.0)%
Total other expense, net	$(1,408,031)	$(6,163,021)	$4,754,990	(77.2)%

Change in fair market value of derivative liabilities increased $5,281,883. Due to the price protection provisions in outstanding warrants, the values were treated as derivative liabilities in the consolidated financial statements.  Additionally, as the amount of common stock on an as converted basis exceeded our authorized share amount, the remaining warrants and convertible debt were also treated as derivative liabilities in the consolidated financial statements.  This results in non-cash gains or losses each period during the term of the warrants and convertible debt. We will report a non-cash loss if our common stock price from the first to last day of a period increases. Conversely, we will report a gain if our common stock price decreases. The losses or gains may be substantial. At June 30, 2012, we had recorded a loss on the change in the fair market value of our derivative liabilities due to the increase in the number of common shares the derivative instruments convert into due to anti-dilution provisions included within the respective instruments (see Note 2), partially offset by an increase in the closing price of our common stock over the respective closing prices at the dates we valued the warrants and convertible debt issued during the year. The change in fair market value of the respective warrant and embedded conversion option liabilities, resulted in the non-cash loss of $830,922. We account for these derivative instruments under guidance of ASC Topic 815.

Loss on extinguishment of debt increased $360,386 due to an amendment made to a convertible secured note payable. The debt modification was treated as a debt extinguishment and is discussed in further detail at Note 5.

Interest expense increased $176,160 due to the Company entering into notes payable during 2011 and the first six months of 2012, see Note 5 for additional details on the various notes the Company issued.

Settlement gain increased $25,445 primarily due to the Company difference between the fair value of common stock issued as part of an agreement compared to the value proscribed to the shares within this agreement.

Income taxes: No tax benefit or expense was recorded for the three months ended June 30, 2012 and 2011.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Loss from continuing operations	$(3,880,083)	$(12,650,776)	$(8,770,693)	(69.3)%

Loss from continuing operations for the six months ended June 30, 2012, decreased $8,770,693 from the loss from continuing operations for the comparable prior year period due to the aforementioned factors.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Income from discontinued operations, net of income taxes of $0	$–	$10,344	$(10,344)	(100.0)%

There was no income from discontinued operations for the six months ended June 30, 2012, as compared to the income from discontinued operations for the comparable prior year period as there was no activity related to discontinued operations in 2012. This relates to the sale of our email and postal direct marketing business.

Liquidity and Capital Resources

For the six months ended June 30, 2012, we used $553,281 in cash from continuing operations. The cash used in operating activities consisted of our net loss of $3,880,083 offset by a change in operating assets and liabilities of $952,996 and non-cash items comprised of the following (i) change in fair market value of warrant liability of $830,922; (ii); loss on extinguishment of debt of $360,386; (iii) combined stock issuances, warrant issuances and stock option compensation of $945,987; (iv) debt discount of $198,817; (v) impairment of fixed assets of $15,618 and (vi) depreciation of $22,076.

For the six months ended June 30, 2012, we had no investing activities.

For the six months ended June 30, 2012, we were provided with $539,750 from financing activities related to: (i) proceeds from Series H preferred stock private placement of $345,000; (ii) proceeds from two bridge notes of $256,250; and (iii) proceeds from one convertible note of $150,000; partially offset by financing costs associated of $11,500.

As of August 1, 2012, we had approximately $22,500 in available cash and no balance in net accounts receivable. We previously issued a convertible note of $150,000 that was due on July 2, 2012, another note payable has an outstanding balance at June 30, 2012 of $362,500 and required monthly payments of $25,000 beginning April 20, 2012 and is currently in default.

To remain operational, we are dependent on raising additional capital, of which there can be no assurance. Our management team is focusing on various financing alternatives.  In addition to raising additional capital, our management is focused on generating sales from our PhoneGuard Software offerings in addition to reducing our discretionary expenses.  Any additional financing may not be available on terms that are favorable to us, if at all. Any additional equity financing may be very dilutive to our existing shareholders. If we are unsuccessful in our efforts to raise capital initially and also increase cash flows from operations to cover our expenditures, we may not remain operational.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of June 30, 2012, we had identified the following material weaknesses:

As of June 30, 2012, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Internal Control Over Financial Reporting:

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We continued to carry out an ongoing evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2012.  Based on this assessment, management believes that, as of June 30, 2012, and as of the date of this report, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2012, based on the criteria established in the “Internal Control Integrated Framework” issued by COSO.

Changes in Internal Control Over Financial Reporting:

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about June 18, 2012, List Service Direct, Inc. (“LSD”) commenced a lawsuit against the Company’s wholly owned subsidiary, 1 Touch Marketing, LLC in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  LSD alleges services provided and unpaid for in the amount of $102,383.78.

On or about July 23, 2012, CSI and Anthony Sasso (“Sasso”) commenced a lawsuit against the Company and Phone Guard, Inc., the Company’s wholly owned subsidiary in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  CSI and Sasso’s claims sound in breach of contract and breach of a promissory note for $750,000 and $450,000, respectively.  The Company intends to vigorously defend the lawsuit for which it believes it has meritorious defenses and counterclaims.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Series A holders (1)	5/24/12 06/13/12	35,000,000	Conversion of 350 shares of Series A preferred stock
Vendors (2)	5/24/12	140,000,000	Settlement agreement
Series G holder (1)	5/24/12	60,000,000	Ratchet of prior conversion of Series G preferred stock

(1) The securities were issued in reliance upon the exemption provided by Section 3(a)(9) under the Securities Act.
(2) The securities were issued in reliance upon the exemption provided by Section 4(2) and Rule 506 under the Securities Act. There was no general solicitation and the investors were accredited.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

The Company’s outstanding secured convertible promissory note held by RVH, Inc.  which is secured by the assets of the Company and has a principal amount of $475,000 is currently in default on the payment of principal and interest.  The note holder has not waived any other defaults that may have occurred under the note and they have not waived any of its rights or remedies under the note, including the reimbursement of legal fees incurred by the note holder.  The Company can give no assurances as to the resolution of the note based upon its current default status.

The Company’s outstanding $150,000, three- month 10% convertible secured note that was payable July 2, 2012 and is convertible into common stock at $0.005 per share is currently in default on the payment of principal and interest.  The holder has the right to redemption at 120% of the principal amount plus interest.  The Company can give no assurances as to the resolution of the note based upon its current default status.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On April 27, 2012, Ervin Braun resigned from the Company’s Board of Directors.

On July 15, 2012, Jeff Yesner, the Company's Principal Financial Officer, resigned from his position with the Company.

ITEM 6.  EXHIBITS

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

August 20, 2012	/s/ Scott Frohman
Scott Frohman
Acting Principal Financial Officer and Director

Exhibit Index

Filed or
		Incorporated by Reference			Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
10.1	Certificate of Designation for Series J Preferred Stock				Filed

31.1	Certification of Principal Executive Officer (Section 302)				Filed

31.2	Certification of Principal Financial Officer (Section 302)				Filed

32.1	Certification of Principal Executive Officer(Section 906)				Furnished

32.2	Certification of Principal Financial Officer (Section 906)				Furnished

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Labels Linkbase Document **

101.PRE	XBRL Taxonomy Presentation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **

*	Management Compensatory Plan or Arrangement.

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