Form 10-Q/A
period 2012-06-30
Options Media Group Holdings, Inc.
filed 2012-09-05
CIK 1413993

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☐                                                                                                            Accelerated filer                   ☐
Non-accelerated filer        ☐ (Do not check if a smaller reporting company)                           Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐   No ☑

Class	Outstanding at August 13, 2012
Common Stock, $0.001 par value per share	1,398,925,768 shares

Explanatory Note

The purpose of this Amendment No. 1 to Options Media Group Holdings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012  (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Additionally, the consolidated statement of operations for the three months ended June 30, 2012 has been updated to correct a scrivener's error related to the summation of the other expense total. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$313	$196,291	$1,333	$521,051
Cost of revenues	–	136,230	–	324,046
Gross profit	313	60,061	1,333	197,005
Operating expenses:
Compensation and related costs	528,896	2,354,873	1,215,391	2,710,800
Commissions	–	16,209	–	41,084
Advertising	3,200	222,619	48,695	335,680
Rent	68,331	51,262	106,699	100,552
Fixed asset impairment	15,618	–	15,618	–
Impairment of software license	–	2,053,197	–	2,053,197
General and administrative	633,213	978,211	1,086,982	1,443,447
Total operating expenses	1,249,258	5,676,371	2,473,385	6,684,760
Loss from continuing operations	(1,248,945)	(5,616,310)	(2,472,052)	(6,487,755)
Other income (expense):
Change in fair market value of derivative liabilities	(21,592)	(6,112,805)	(830,922)	(6,112,805)
Loss on extinguishment of debt	–	–	(360,386)	–
Other income (expense)	(58)	15,734	(58)	15,734
Interest expense	(141,816)	(55,391)	(242,110)	(65,950)
Settlement gain	2,493	–	25,445	–
Total other expense	(160,973)	(6,152,462)	(1,408,031)	(6,163,021)
Loss from continuing operations	(1,409,918)	(11,768,772)	(3,880,083)	(12,650,776)
Discontinued operations:
Loss from discontinued operations	–	(25,980)	–	(105,874)
Gain from sale of discontinued operations	–	–	–	116,218
Income (loss) from discontinued operations, net	–	(25,980)	–	10,344
Net loss	$(1,409,918)	$(11,794,752)	$(3,880,083)	$(12,640,432)
Preferred stock dividends	(23,264)	–	(49,425)	–
Net loss available to common stockholders	$(1,433,182)	$(11,794,752)	$(3,929,508)	$(12,640,432)
Loss per share, basic and diluted – continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Net loss per share, basic– discontinued operations, net	–	0.00	–	0.00
Net Income per share, diluted – discontinued operations, net	–	0.00	–	0.00
Total net loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Weighted average number of common shares outstanding:
Basic	1,212,895,128	518,552,090	1,116,111,926	472,003,051
Diluted	1,212,895,128	518,552,090	1,116,111,926	512,039,919

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
JUNE 30, 2012
(UNAUDITED)

Net Earnings (Loss) Per Share

	3 months ended June 30,		6 months ended June 30,
	2012	2011	2012	2011
Basic numerator:
Loss from continuing operations	$(1,409,918)	$(11,768,772)	$(3,880,083)	$(12,650,776)
Less: preferred stock dividends	(23,264)	–	(49,425)	–
Numerator for basic loss per share – continuing operations	(1,433,182)	(11,768,772)	(3,929,508)	(12,650,776)
Numerator for basic earnings (loss) per share – discontinued operations, net	–	(25,980)	–	10,344
Numerator for basic earnings (loss) per share – available to common shareholders	$(1,433,182)	$(11,794,752)	$(3,929,508)	$(12,640,432)
Diluted numerator:
Numerator for basic loss per share – continuing operations	$(1,443,182)	$(11,768,772)	$(3,929,508)	$(12,650,776)
Add: preferred stock dividends	23,264	–	49,425	–
Numerator for diluted loss per share – continuing operations	(1,409,918)	(11,768,772)	(3,880,083)	(12,650,776)
Numerator for diluted earnings (loss) per share – discontinued operations, net	–	(25,980)	–	10,344
Numerator for diluted loss per share – available to common shareholders	$(1,409,918)	$(11,794,752)	$(3,880,083)	$(12,640,432)
Basic weighted average common shares	1,212,895,128	518,552,090	1,116,111,926	472,003,051
Dilutive instruments
Convertible debt	–	–	–	6,399,444
Warrants	–	–	–	24,536,004
Options	–	–	–	9,101,420
Diluted weighted average common shares	1,212,895,128	518,552,090	1,116,111,926	512,039,919
Basic EPS:
Basic loss per share – continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Basic earnings (loss) per share – discontinued operations, net	–	(0.00)	–	0.00
Basic loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Diluted EPS:
Diluted loss per share – continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Diluted earnings (loss) per share – discontinued operations, net	–	(0.00)	–	0.00
Diluted loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.03)

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

Income taxes: No tax benefit or expense was recorded for the three months ended June 30, 2012 and 2011.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Loss from continuing operations	$(1,409,918)	$(11,768,752)	$(10,358,834)	(88.1)%

Loss from continuing operations for the three months ended June 30, 2012, decreased $10,358,834 from the loss from continuing operations for the comparable prior year period due to the aforementioned factors.

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

OPTIONS MEDIA GROUP HOLDINGS, INC.

September 5, 2012	/s/ Scott Frohman
Scott Frohman
Acting Principal Financial Officer and Director

Exhibit Index

Item 6.	Exhibits
31.1*	Certification of CEO/CFO pursuant to Sec. 302
32.1*	Certification of CEO/CFO pursuant to Sec. 906

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________
*           These exhibits were previously included or incorporated by reference in Options Media Group Holdings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.