Form 10-Q
period 2012-09-30
Options Media Group Holdings, Inc.
filed 2012-11-19
CIK 1413993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at November 19, 2012
Common Stock, $0.001 par value per share	4,384,740,092 shares

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash	$115,074	$15,232
Accounts receivable, net of allowance for doubtful accounts of $200,311 at September 30, 2012 and December 31, 2011	–	–
Prepaid expenses	58,100	131,532
Prepaid marketing expense	425,165	425,165
Other current assets	16,668	58,800
Total current assets	615,007	630,729
Property and equipment, net of accumulated depreciation of $0 and $90,183 at September 30, 2012 and December 31, 2011, respectively	–	51,721
Prepaid marketing expense, net of current portion	258,642	577,516
Intangible assets, net of accumulated amortization of $187,500 and $187,500 at September 30, 2012 and December 31, 2011	–	20,000
Other non-current assets	53,343	37,368
Total assets	$962,992	$1,317,334
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,039,511	$717,926
Accrued expenses	1,001,207	453,293
Customer deposits	101,035	241,035
Deferred revenue	–	849
Warrant liabilities	4,304,757	2,414,168
Embedded conversion option liabilities	365,609	206,817
Convertible notes payable	765,000	240,000
Note payable	717,500	225,000
Bridge notes payable	11,500	–
Due to related parties	40,000	165,726
Other current liabilities	37,627	44,345
Dividends payable	100,949	32,558
Total current liabilities	8,484,695	4,741,717
Notes payable, net of current portion	–	137,500
Total liabilities	8,484,695	4,879,217

Commitments and contingencies (Note 12)

Options Media Group Holdings, Inc. (OPMG) stockholders’ (deficit) equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized
Preferred stock; $0.001 par value Series A, 12,360 and 16,650 issued and outstanding at September 30, 2012 and December 31, 2011 respectively (liquidation value of $1,236,000 as of September 30, 2012)	13	17
Preferred stock; $0.001 par value Series B, C, D, E, F, G none issued and outstanding at both September 30, 2012 and December 31, 2011	–	–
Preferred stock; $0.001 par value Series D, none and 483,633 issued and outstanding at September 30, 2012 and December 31, 2011	–	484
Preferred stock; $0.001 par value Series I, 100 and none issued and outstanding at September 30, 2012 and December 31, 2011, respectively	–	–
Common stock; $0.001 par value, 8,500,000,000 shares authorized, 4,359,271,369 and 993,859,509 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	4,359,272	993,860
Additional paid-in capital	28,497,827	30,938,191
Accumulated deficit	(40,414,815)	(35,494,435)
Total stockholders’ (deficit) equity	(7,557,703)	(3,561,883)
Total liabilities and stockholders’ (deficit) equity	$926,992	$1,317,334

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$–	$4,052	$1,333	$525,103
Cost of revenues	–	–	–	324,046
Gross profit	–	4,052	1,333	201,057
Operating expenses:
Compensation and related costs	627,619	1,632,643	1,843,010	4,343,443
Commissions	–	–	–	41,084
Advertising	–	319,614	48,695	655,294
Rent	–	49,290	106,699	149,842
Fixed asset impairment	13,175	–	28,793	–
Intangible asset impairment	20,000	–	20,000	–
Impairment of software license	–	82,500	–	2,135,697
General and administrative	287,026	625,693	1,374,008	2,069,140
Total operating expenses	947,820	2,709,740	3,421,205	9,394,500
Loss from continuing operations	(947,820)	(2,705,688)	(3,419,872)	(9,193,443)

Other income (expense):
Change in fair market value of derivative liabilities	13,927	3,442,611	(816,995)	(2,670,194)
Loss on extinguishment of debt	–	(16,117)	(360,386)	(16,117)
Other income (expense)	–	12,500	(58)	28,234
Interest expense	(35,646)	(7,939)	(277,756)	(73,889)
Settlement gain (loss)	–	(18,795)	25,445	(18,795)
Total other income (expense)	(21,719)	3,412,260	(1,429,750)	(2,750,761)
Earnings (loss) from continuing operations	(969,539)	706,572	(4,849,622)	(11,944,204)
Discontinued operations:
Income (loss) from discontinued operations	–	3,597	–	(102,277)
Gain from sale of discontinued operations	–	–	–	116,218
Earnings from discontinued operations	–	3,597	–	13,941
Net earnings (loss)	$(969,539)	$710,169	$(4,849,622)	$(11,930,263)
Preferred stock dividends	21,333	32,817	70,758	41,735
Net earnings (loss) available to common stockholders	$(990,872)	$677,352	$(4,920,380)	$(11,971,998)

Earnings (loss) per share, basic– continuing operations	$(0.00)	$0.00	$(0.00)	$(0.02)
Earnings per share, basic– discontinued operations	–	0.00	–	0.00
Net earnings (loss) per share, basic	(0.00)	0.00	(0.00)	(0.02)
Earnings (loss) per share, diluted – continuing operations	$(0.00)	$0.00	$(0.00)	$(0.02)
Earnings per share, diluted – discontinued operations	–	0.00	–	0.00
Net earnings per share, diluted	(0.00)	0.00	(0.00)	(0.02)

Weighted average number of common shares outstanding:
Basic	1,874,411,052	902,477,411	1,368,895,012	618,328,474
Diluted	1,874,411,052	1,163,884,351	1,368,895,012	717,975,394

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(4,849,622)	$(11,930,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee restricted stock vesting	134,481	1,188,096
Shares issued to employees	350,000	40,074
Shares issued voluntarily as ratchet	300,001	–
Amortization of equity based prepaid expenses	357,121	221,353
Asset impairment	28,793	–
Intangible asset impairment	20,000	1,999,889
Stock options granted for services	333,207	1,508,257
Warrants for services	17,111	–
Shares granted for services	102,500	40,000
Change in fair market value of warrant derivative liability	816,995	2,670,194
Depreciation	22,928	31,430
Amortization of debt discount	201,351	58,055
Loss on debt extinguishment	360,386	–
Gain on shares issued in settlement	(22,323)	–
Shares issued for settlement	–	18,795
Warrants price adjustment	–	200,423
Write-off of prepaid royalties	–	135,808
Amortization of intangibles	–	364,926
Bad debt	–	61,266
Extinguishment of debt	–	16,117
Changes in operating assets and liabilities:
Accounts receivable	–	330,759
Prepaid expenses	35,185	(61,092)
Other current assets	26,158	(7,776)
Other non-current assets	–	(1,795)
Accounts payable	571,585	105,041
Accrued expenses	607,528	(107,211)
Deferred revenue	(849)	(10,115)
Due to related parties	(125,726)	39,502
Other liabilities	(6,718)	(29,095)
Customer deposits	–	241,973
Cash used in discontinued operating activities	–	(108,107)

Net cash used in operating activities	(719,908)	(2,983,496)

Investing activities:
Purchases of property and equipment, net	–	(14,987)
Purchase of anti-texting software	–	(300,000)
Proceeds from sale of intangible asset	–	175,000

Net cash used in investing activities	–	(139,987)

Financing activities:
Proceeds from sales of preferred stock Series A	-	1,860,000
Proceeds from sales of preferred stock Series G	-	2,074,966
Proceeds from sales of preferred stock Series H	350,000	-
Proceeds from sales common stock	-	234,200
Proceeds from loans	681,250	145,500
Dividends paid	-	(41,735)
Repayment of loans	(200,000)	(93,688)
Financing costs	(11,500)	(259,800)

Net cash provided by financing activities	819,750	3,919,443

Net increase in cash and cash equivalents	99,842	795,960
Cash at beginning of period	15,232	35,756

Cash at end of period	$115,074	$831,716

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,066		$3,326
Cash paid for taxes	$-		$-

Supplemental disclosure of non-cash investing and financing activities:
Embedded conversion option liability	$-		$59,671
Settlement of accounts payable in exchange for intangible asset	$-		$14,000
Settlement of accounts payable in exchange for note payable	$-		$210,000
Converted preferred stock Series A to common stock	$100,497		$-
Dividends declared on Series A	$70,758		$-
Converted preferred stock Series D to common stock	$11,380		$30,936
Converted preferred stock Series E to common stock	$5,469	$
Converted preferred stock Series G to common stock	$2,014,966		$207,479
Converted preferred stock Series H to common stock	$350,000		$-
Converted debt to common stock	$250,000		$50,000
Converted accrued interest to common stock	$-		$10,675
Issued note payable for asset acquisition	$-		$450,000
Issued common stock for asset acquisition	$-		$375,000
Issued prepaid common stock for services to be rendered	$-		$153,000
Issued common stock in exchange for current liability	$-		$15,000
Issued common stock for warrants exercised	$-		$10,748
Issued ratchet shares of common stock	$-		$77,394
Issued warrants and debt with derivative characteristics	$1,391,350		$1,275,495
Issued common stock for payment of accounts payable	$22,677		$-
Issued common stock for release of customer deposit	$140,000		$-
Issued common stock for payment of accrued dividends	$2,368		$-
Capitalization of accrued interest to note balance	$14,614		$-
Reclassification of derivative instruments to equity	$158,965		$-
Common stock and warrant loan fees recorded as debt discounts	$154,601		$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

In May 2011, the Company entered into an agreement with Bieber Brands to promote the sale of the Safe on the Move (formerly called PhoneGuard) product, see Note 8.  In June 2011, the Company changed its focus from the sale of its anti-virus software to the sale of anti-texting software.  In July 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with CSI, see Note 12.  In connection with the Agreement, the Company purchased all of the intellectual property to the anti-texting software owned by CSI (the “Software”). The Company had previously licensed the Software and had all rights to North, Central, and South Americas. As a result of the Agreement, the Company now owns all worldwide rights to the Software; see Note 3 for additional information.

The Company sells its Safe on the Move software, via the following offerings:

●	Safe on the Move: this version is offered to the consumer free and provides standard product offerings. It is an advertising supported model.

●
Safe on the Move Premium: this version is offered to the consumer via an annual subscription cost.  It is a step up from the Safe on the Move model as it provides additional functionality via a web portal that is not included within the Safe on the Move model.  It is not an advertising supported model.

●
Safe on the Move Enterprise: this version is targeted towards businesses and is offered via an annual subscription cost.  It is a model that has access to the all of the product’s available offerings and is customizable to meet the specific needs of each of our client’s business.  It is not an advertising supported model.

In February 2011, the Company discontinued its e-mail business (see Note 11).  Continuing operations consist primarily of the Safe on the Move business and with a decreasing focus on the lead-generation business.

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments and reclassifications) have been made that were deemed necessary to present fairly the results of operations, for the three and nine months ended September 30, 2012, the cash flows for the nine months ended September 30, 2012, and the financial position as of September 30, 2012. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these unaudited interim financial statements.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Increase in Authorized Shares

On August 2, 2012, the Board of Directors approved an increase in the Company’s authorized common stock from 1,500,000,000 to 8,500,000,000 shares. The amended articles became effective on September 28, 2012.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2012, the Company had a net loss available to common stockholders of $4,920,380 and used $719,908 of net cash in continuing operations. At September 30, 2012, the Company had a working capital deficit of $7,869,688, which included derivative liabilities of $4,670,366 (see Note 2). Without derivative accounting treatment, our working capital deficit would have been $3,199,322.

Additionally, at September 30, 2012, the Company had a stockholders’ deficit and an accumulated deficit of $7,557,703 and $40,414,815, respectively. These matters and the Company’s expected needs for capital investments and working capital required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

The Company has financed its working capital and capital expenditure requirements primarily from the sales of common stock; preferred stock; and issuances of short-term and long-term debt securities. From January through October 2012, the Company raised $350,000 from private placements of its Series H preferred stock and $681,250 from the issuances of convertible notes and repaid $200,000 of outstanding debt. The Company continues to aggressively manage its operating expenses. The Company’s growth strategy is focused towards expanding the presence of its Safe on the Move’s software.

As of September 30, 2012, management believes that the Company will meet its expected needs required to continue as a going concern through September 30, 2013, either through cash provided by equity, cash provided by debt, cash generated from operations, or a combination of each.  Options Media is dependent on raising additional capital to be able to continue its operations.  There can be no assurance that Options Media will be able to do so, or that it will be able to do so on acceptable terms.  There can also be no assurance that Options Media will be able to achieve and sustain profitable operations or continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PhoneGuard, Inc. (“PhoneGuard” or “PG”), Inc., I Acq Corp. (currently inactive operationally), Options Acquisition Sub, Inc. (currently inactive operationally), 1 Touch Marketing, LLC, Mobile Connections, Inc. (“MCI”), Mobile Innovations, Inc. (“MII”); and Icon Term Life Inc. d/b/a The Lead Link.  MCI and MII were incorporated in July 2011 for the purposes of researching and developing the Company’s mobile billing model for the Safe on the Move software. All material inter-company balances and transactions have been eliminated in consolidation.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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
SEPTEMBER 30, 2012
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

The Company has significant financial assets and liabilities at September 30, 2012 and December 31, 2011 that requires recognition and disclosure at fair value.

We measure and report fair values of our intangible assets and derivative instruments. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The following table summarizes our financial and non-financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011:

			Fair Value Measurements at September 30, 2012 using:
	Total Carrying Value at September 30	Total Carrying Value at December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$–	$–	$–	$–	$–
Intangible assets – trade names	$–	$20,000	$–	$–	$–
Intangible assets – software	$–	$–	$–	$–	$–
Liabilities:
Warrant liability	$4,304,757	$2,414,168	$–	$–	$4,304,757
Embedded conversion option liability	$365,609	$206,817	$–	$–	$365,609

The following is a roll-forward from December 31, 2010 to December 31, 2011, and from December 31, 2011 through September 30, 2012 of the fair value liability of level 3 assets and liabilities:

	Intangible Assets	Intangible Assets	Warrant	Embedded Conversion Option
	Trade names	Software	Liability	Liabilities
Balance at December 31, 2010	$20,000	$–	$–	$–
Asset acquisition	–	1,125,000	–	–
Amortization expense	–	(187,500)	–	–
Impairment of intangible asset	–	(937,500)	–	–
Initial implementation of derivative accounting	–	–	1,931,594	192,652
Change in fair value	–	–	482,574	14,165
Balance at December 31, 2011	$20,000	$–	$2,414,168	$206,817
Initial implementation of derivative accounting	–	–	959,138	432,213
Impairment of intangible asset	(20,000)	–	–	–
Reclassification to additional paid in capital	–	–	(129,370)	–
Extinguishment of convertible note	–	–	–	(29,595)
Change in fair value	–	–	1,060,821	(243,826)
Balance at September 30, 2012	$–	$–	$4,304,757	$365,609

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Changes in fair value of the warrant derivative liability and the embedded conversion option liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

The Company estimates the fair value of the warrant derivative liability and the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liabilities at September 30, 2012:

Assumed	1,211,607,490	370,000,000	500,000,000	2,745,360,000	450,000,000
Variables:	Warrants(1)	Warrants(2)	Warrants(3)	Warrants(4)	Warrants(5)
Expected term	1.61	1.61	1.61	1.67	4.50
Expected volatility	200%	200%	200%	200%	202%
Risk-free interest rate	0.33%	0.33%	1.61	0.33%	0.72%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

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

The following table summarizes the assumptions the Company utilized to estimate the fair value of the convertible debts’ embedded conversion option liability at September 30, 2012:

	$150,000 debt	$475,000 debt
	Convertible into	Convertible into
Assumed Variables:	150,000,000 Shares (1)	475,000,000 Shares (1)
Expected term	0.75	0.75
Expected volatility	188%	188%
Risk-free interest rate	0.21%	0.21%
Dividend yield	0.00%	0.00%

There were no changes in the valuation techniques during the nine months ended September 30, 2012.

(1)	Due to anti-dilution provisions within the agreement, the original conversion price was reduced to $0.001 per share.

During the three months ended September 30, 2012, various warrant and embedded conversion option derivative liabilities were reclassified to equity as the Company increased its authorized shares to 8,500,000,000 (see notes 5 and 6). The embedded conversion option liabilities value was nil on the reclassification date.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Net Earnings (Loss) Per Share	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic numerator:
Income (loss) from continuing operations	$(969,539)	$706,572	$(4,849,622)	$(11,944,204)
Less: preferred stock dividends	(21,333)	(32,817)	(70,758)	(41,735)
Numerator for basic earnings (loss) income per share – continuing operations	(990,872)	673,755	(4,920,380)	(11,985,939)
Numerator for basic earnings (loss) income per share – discontinued operations, net	–	3,597	–	13,941
Numerator for basic earnings (loss) income per share – available to common shareholders	$(990,872)	$677,352	$(4,920,380)	$(11,971,998)
Diluted numerator:
Numerator for basic earnings (loss) income per share – continuing operations	$(990,872)	$673,755	$(4,920,380)	$(11,985,939)
Add: preferred stock dividends	21,333	32,817	70,758	41,735
Numerator for diluted earnings (loss) per share – continuing operations	(969,539)	706,572	$(4,849,622)	(11,944,204)
Numerator for diluted earnings (loss) per share – discontinued operations, net	–	3,597	–	13,941
Numerator for diluted earnings (loss) per share – available to common shareholders	$(969,539)	$710,169	$(4,849,622)	$(11,930,263)
Basic weighted average common shares	1,874,411,052	902,477,411	1,368,895,012	618,328,474
Dilutive instruments
Convertible debt	–	19,306,781	–	10,560,714
Warrants	–	146,526,237	–	56,798,618
Preferred stock	–	53,437,578	–	13,797,525
Options	–	42,136,344	–	18,490,063
Diluted weighted average common shares	1,874,411,052	1,163,884,351	1,368,895,012	717,975,394
Basic EPS:
Basic earnings (loss) per share – continuing operations	$(0.00)	$0.00	$(0.00)	$(0.02)
Basic earnings (loss) per share – discontinued operations, net	–	0.00	–	0.00
Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.02)
Diluted EPS:
Diluted earnings (loss) per share – continuing operations	$(0.00)	$0.00	$(0.00)	$(0.02)
Diluted earnings (loss) per share – discontinued operations, net	–	0.00	–	0.00
Diluted earnings loss per share	$(0.00)	$0.00	$(0.00)	$(0.02)

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

For the nine months ending  September 30, 2012: (i) 52,804,900 incremental options; (ii) 5,377,287,480 incremental warrants; (iii)  12,460  incremental Series of preferred stock; and (iv) 81,250,000  incremental shares from convertible debt; for an aggregate incremental total of  5,511,354,840; were excluded from the denominator for diluted income per share as the impact of their conversion was anti-dilutive.

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

The Company’s revenue from its Safe on the Move Software will principally be derived from advertising services and subscription fees.

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

Subscription and Other Revenue. The Company will generate subscription services revenue through the sale of its Safe on the Move’s anti-texting software. For annual subscription fees, subscription revenue will be recognized on a straight-line basis over the subscription period.

The Company offers lead generation programs to assist a variety of businesses with customer acquisition for the products and services they are selling. The Company pre-screens the leads to meet its clients' exact criteria. Revenue from generating and selling leads to customers is recognized at the time of delivery and acceptance by the customer.

Safe on the Move previously sold an older version of anti-texting mobile software under a licensing agreement. Sales to distributors and retailers were recognized at the time of shipment as the software licenses had an indefinite term except if the sale was under a consignment arrangement in which case, we recognize the sale only upon the distributor reselling the software. Sales to consumers over the Internet are recognized on a pro rata basis over the term of the subscription period.

The Company sold its e-mail business in February 2011 and receives commission from the purchaser on sales made to the Company’s previous customers. Revenue is recorded when commission is received as there is not enough collection history to record accruals with true-ups to actual. These commissions are reported in discontinued operations.  During the three and nine months ended September 30, 2012, the Company did not received any commissions from the purchaser.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Recently Issued Accounting Standards

No Accounting Standards Updates have been issued impacting the Company.

3. ASSET ACQUISITION OF CSI SOFTWARE

On July 15, 2011, the Company entered into an Agreement with Cellular Spyware, Inc. (“CSI”) and Mr. Anthony Sasso. In connection with the Agreement, the Company purchased all of the intellectual property to the anti-texting Software owned by CSI for an aggregate amount of $1,125,000. The Company had previously licensed the Software and had all rights to North, Central, and South Americas. As a result of the Agreement, the Company now owns all worldwide rights to the Safe on the Move software. As consideration for the Assets, the Company paid CSI $300,000 in cash, a $450,000 promissory note, and 25,000,000 shares of the Company’s common stock (subject to a Lock-Up/Leak-Out Agreement as described below) (the “Consideration Shares”), valued at $375,000 based on a blended, pro rata, price per share of two recent private placements. The note payable stipulated 18 equal monthly installments of $25,000 beginning in August 2011.  The $1,125,000 acquisition of the Software was treated as an asset purchase and the consideration was recorded in the line item “Intangible Assets, net” on the Company’s consolidated balance sheet, though the amount was deemed impaired during the fiscal year 2011 annual impairment testing.  As such, as of September 30, 2012, there was no net carrying value of the intangible asset, software.

On July 15, 2011, the Company entered into a Settlement and Release Agreement with Sasso (the “Release Agreement”) whereby Sasso released the Company from any claims arising from his employment, including any potential severance. In consideration for entering into the Release Agreement, the Company immediately vested 337.5 shares of Sasso’s 675 shares of outstanding Series C (which was convertible into 42,749,787 shares of common stock). Sasso agreed to a Lock-Up/Leak-Out Agreement (the “Lock-Up”) which limits the sales of Sasso’s shares to: (i) 10,000,000 shares during the first month after entering into the Lock-Up and (ii) beginning August 1, 2011 (and in every calendar month thereafter), 10% of the total trading volume of the Company’s common stock for the prior calendar month. In connection with the Release Agreement and Lock-Up, the Company filed a registration statement on Form S-8 registering 20,000,000 of Mr. Sasso’s shares. Additionally, CSI and Sasso agreed to a Lock-Up/Leak-Out Agreement which limits the sales of the Consideration Shares to 10% of the average trading volume for the Company’s common stock for the prior 30 day period beginning on August 15, 2011, and every 30 day period thereafter.  As discussed further in Note 5, in February 2012, the Company agreed to release the shares from the lock-up agreement in exchange for a modification to the payment terms of the $450,000 promissory note, see Note 12.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

4. INTANGIBLE ASSETS, NET

As of September 30, 2012 and December 31, 2011, intangible assets, net, were comprised of the following:

	September 30,	December 31,
	2012	2011
Intangible assets subject to amortization:
Software (3 years)	$187,500	$187,500
Less: accumulated amortization	(187,500)	(187,500)
Total intangible assets subject to amortization	–	–
Intangible assets not subject to amortization:
Trademark	–	20,000
Total intangible assets, net	$–	$20,000

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

 During third quarter of 2012, the Company determined that the carrying value of its trademark was not recoverable as it was in excess of supportable future discounted cash flows.  Accordingly, the Company recorded an impairment loss on its trademark of $20,000 on the consolidated statement of operations for the three and nine month period ended September 30, 2012.

5. NOTES PAYABLE

A summary of notes as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Convertible notes payable, gross	$765,000	$240,000
Note payable to CSI	362,500	362,500
Promissory notes payable	355,000	–
Bridge notes payable, gross	11,500	–
Total notes payable, gross	1,494,000	602,500
Less amount classified as current	(1,494,000)	(465,000)
Less discount	–	–
Long-term notes payable , net of current portion	$–	$137,500

The following is a roll-forward of notes payable from December 31, 2011 through September 30, 2012:

Balance as of December 31, 2011	$602,500
Non-cash increase in face value of note payable	375,000
Notes payable financing	681,250
Cash debt issuance cost	35,250
Repayment of bridge notes payable	(200,000)
Debt discount – Convertible Note Payable, gross	(119,104)
Debt discount – Convertible Promissory Note	(82,247)
Amortization of debt discounts	201,351
Balance as of September 30, 2012	$1,494,000

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Convertible Promissory Notes

RVH, Inc.:

In February 2011, the Company issued a $150,000, 6 month 12% promissory note due in August 2011. The note is secured with a priority lien on all the Company’s rights, titles, and interest in its assets, together with the proceeds thereof. The Company incurred $4,500 of an original issue discount which was deducted from the loan proceeds and was recorded as a debt discount and was being amortized over the loan term. In addition, the Company paid the lender $10,000 of legal fees which was recorded as a debt discount and was being amortized over the loan term and issued 6,000,000 warrants (with a cashless exercise provision) exercisable at $0.01 per share for a term of 2.5 years. The fair value of the warrants was $55,800, calculated using the Black-Scholes option pricing model with the following assumptions: stock price of $0.01 (based on the grant date quoted trading price of the Company's common stock), expected term of two and one-half years, volatility of 230% (based on historical volatility), and a risk-free interest rate of 1%.  The relative fair market value of the warrants was $40,671 which was recorded as debt discount and was being amortized over the term of the note.  The Company recorded the aggregate debt discounts of $55,171 for this note (which consisted of the loan fee, legal fees and warrant discount) which have been fully amortized.

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

On May 16, 2012, the Company was officially notified by the existing note holder of the Company’s $475,000 senior debt (RVH, Inc.), which is included in the convertible notes payable line item on the consolidated balance sheet, while the Company had fulfilled all of its obligations under the assignment agreement, that as a result of the Company not fulfilling all of its requirements (including payment) under the assignment agreement, that the assignment agreement had been officially withdrawn.  As such, the assignment agreement that would have extended the note’s maturity date to March 30, 2013, never took effect and the existing note’s maturity date of May 21, 2012, is in force.  The parties agreed to a 10 day extension from the May 21, 2012 maturity date, in order to negotiate the terms of the note and no further extensions were agreed upon.  The note holder has not waived any other defaults that may have occurred under the note and they have not waived any of their rights or remedies available to them under the note, including the reimbursement of legal fees incurred by the note holder.  The Company can give no assurances as to the resolution of the note based upon its current default status.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

In May 2012, pursuant to the terms of the RVH promissory note, the conversion price of this note was reduced to $0.001 per share in order to match the conversion price of the Series J Preferred Stock we issued in a private placement.  Due to the price protection provisions in the agreement, the Company is treating the embedded conversion feature as a derivative liability in the consolidated financial statements; see Note 2 “Fair Value of Financial Instruments and Fair Value Measurements”.

Cape One Financial:

In March 2012, the Company entered into a $150,000, three- month 10% convertible secured note that was payable July 2, 2012 and is convertible into common stock at $0.005 per share.  Due to the authorized share shortage, the embedded conversion option is accounted for as a bifurcated derivative.  The Company paid loan fees of $15,000, a structuring fee of $15,000 and loan origination fees of $5,250.  The Company also issued five-year warrants to purchase an aggregate 90,000,000 shares of common stock at $0.005 per share, valued at its relative fair value of $14,613 and issued the lender 53,575,715 shares of common stock (as part of a voluntary reduction in the conversion price of previously converted securities into common stock) valued at its relative fair value of $69,241.  Total discounts to be amortized over the three-month debt term are $119,104, and were fully amortized as of September 30, 2012. The Company received the net proceeds of $114,750 in April 2012.  This note is currently in default.

In May 2012, pursuant to the terms of the Cape One convertible note, the conversion price of this note was reduced to $0.001 per share in order to match the conversion price of the Series J Preferred Stock we issued in a private placement.  Due to the price protection provisions in the agreement, the Company is treating the embedded conversion feature as a derivative liability in the consolidated financial statements; see Note 2 “Fair Value of Financial Instruments and Fair Value Measurements”.

The note has not been repaid and is currently in default which affords the holder the right to redemption at 120% of the principal amount plus interest.  The Company can give no assurances as to the resolution of the note based upon its current default status.

Law firm:

In May 2011, the Company issued to a law firm a $210,000 convertible note which is payable on demand of which $43,687 was repaid and $26,313 was converted into 2,392,044 shares of common stock, leaving a balance of $140,000 as of December 31, 2011. The principal and interest on this note is convertible into common stock at $0.011 per share.  Additionally, the Company issued the law firm 3,000,000, three-year warrants exercisable at $0.011. The note and warrants were issued in satisfaction of accounts payable due to the law firm. The warrants were valued using the Black-Scholes option pricing model with the following assumptions, stock price of $0.0085 (based on the grant date quoted trading price of the Company's common stock), expected terms of three years, volatility of 159% (based on historical volatility), and a risk-free interest rate of 1.84%. The relative fair value of these warrants, approximately $19,000, was fully expensed due to the note being payable on demand. There was no intrinsic value for the embedded conversion feature because the conversion rate of the note equaled the trading price of the Company’s common stock.  In December 2011 and June 30, 2012, the amount of common stock on an as converted basis exceeded our authorized share amount which resulted in the Company treating the convertible note embedded conversion feature as a derivative liability; however, during the three months ended September 30, 2012, the company amended its articles of incorporation and increased its authorized shares and accordingly, the embedded conversion option liability was reclassified to equity.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note Payable to CSI

In July 2011, the Company issued a $450,000 note in connection with the CSI Agreement and it stipulated 18 equal monthly installments of $25,000 beginning in August 2011; see Note 4 for additional information.  During 2011, the Company repaid $87,500, leaving $362,500 outstanding as of December 31, 2011.  The Company made a partial payment of the November 2011 payment and did not make its December 2011 payment.  In February 2012, the Company amended the terms of this note payable such that equal monthly payments in the amount of $25,000 will commence in April 2012 and continue through June 2013.  The Company did not make the April 2012 payment of $25,000 or any other payment to date and the entire remaining amount of the debt, $362,500 is presented as a current liability.  To date, the note holder has not notified the Company in writing that it is in default.

Promissory Notes Payable

In July and August 2012, the Company received $305,000 from an investor in consideration for the issuance of a convertible note. The note, which matures May 31, 2013, accrues interest at the rate of 12% per annum. Interest is due and payable each consecutive quarter, and the Company has the right to make such interest payments in shares of common stock based on the average closing price 10 days prior to the interest due date. The holder can convert principal and accrued interest to shares of common stock at the conversion rate of $0.001.  There was no beneficial conversion feature values associated with the note at the note date as the conversion price was greater than or equal to the fair value of the stock as evidenced by recent cash sales of common stock.

Bridge Notes Payable

In January 2012, the Company issued two $105,750, 3 month 15% secured promissory notes due in April 2012. The notes each include principal of $100,000, loan origination fees of $4,000, and documentation preparation fees of $1,750.  The Company also issued five-year warrants to purchase an aggregate 20,000,000 shares of common stock at $0.01 per share, valued at $70,747.  Total discounts to be amortized over the three-month debt term were $82,247. In April 2012, the Company repaid $200,000 of the notes and the remaining unamortized discount was recorded in interest expense in the Consolidated Statement of Operations.

Series J Preferred Stock

In May 2012, the Company received $50,000 in a private placement for the purchase of one share of a new Series J Convertible Preferred Stock to be created by the Company.  The one share of Series J will become convertible into 50,000,000 shares of common stock. As of September 30, 2012, the Company classified the $50,000 as a liability on its consolidated balance sheet (included in promissory notes mentioned above as from the same investors).  Upon the filing of the Series J preference with the State, such amounts will be reclassified as equity.

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
SEPTEMBER 30, 2012
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
SEPTEMBER 30, 2012
(UNAUDITED)

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

In February 2012, 42.1875 shares of Series E preferred stock owned by our then CEO vested and were immediately converted into 5,468,723 shares of common stock.

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
SEPTEMBER 30, 2012
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

In May 2012, 42.1875 shares of Series E owned by our then CEO vested and were immediately converted into 5,468,723 shares of common stock.

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

In July 2012, 640 shares of Series A converted into 64,000,000 shares of common stock.

In July 2012, we issued 40,000,000 shares of common stock to a prior preferred stock investor due to the ratchet precisions contained under the original agreement.

In July 2012, the Company entered into an agreement with a related party to settle $250,000, of accounts payable.  The settlement called for the debt to be converted into common stock at $0.001 per share.  Accordingly, the Company issued 250,000,000 shares of its common stock to the related party.  No gain or loss was recorded on the conversion as the conversion price is equal to the fair value of the stock based on prior cash sales.

In August 2012, 42.1875 shares of Series E preferred stock vested and were immediately converted into 5,468,723 shares of common stock.

On August 6, 2012, the Company’s Board of Directors approved the issuance of an aggregate of 250,000,000 shares to its two directors upon the filing of each of the Company’s next three Forms 10-Q and its next Form 10-K.  The Company issued 250,000,000 shares of its common stock to its two directors in September 2012 upon filing of its June 30, 2012 Form 10Q.  The Company recorded $350,000 of stock compensation expense equal to the fair value of the stock in its consolidated statement of operations for the three and nine months periods ended September 30, 2012.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

On August 2, 2012, the Board of Directors approved an increase in the Company’s authorized common stock from 1,500,000,000 to 8,500,000,000 shares. The amended articles became effective on September 28, 2012.   Upon the effective the date of the amendment, the preferred stock series D, G, and H automatically converted into 11,379,600, 2,014,966,000 and 350,000,000 shares of the Company’s common stock, respectively.

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
SEPTEMBER 30, 2012
(UNAUDITED)

In June 2012, an investor in the Company’s Series A converted 150 shares of Series A into an aggregate of 15,000,000 shares of common stock.

In July 2012, 640 shares of Series A converted into 64,000,000 shares of common stock.

As of September 30, 2012 there are 12,360 shares of Series A that have not been converted into shares of common stock and upon full conversion, including prior Series A investors due to the ratchet provisions who already converted, the Series A will convert into an aggregate of 1,236,000,000 shares of common stock.

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

On August 2, 2012, the Board of Directors approved an increase in the Company’s authorized common stock from 1,500,000,000 to 8,500,000,000 shares. The amended articles became effective on September 28, 2012.   Upon the effective the date of the amendment to increase the Company’s authorized common stock, the Series D automatically converted into 11,379,600 hares of the Company’s common stock.  As of September 30, 2012, all shares of the Series D preferred stock were converted into shares of common stock.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Series F Preferred Stock

In May 2011, the Board designated 68,035.936 shares of Series F Preferred Stock, par value $0.001 per share (“Series F”).  The Series F had a liquidation preference equal to its par value, voting rights that are the same as common stock on an as-converted basis, and automatically convertible to common stock at a ratio of 1,000 common shares for each preferred share upon an increase in the Company’s authorized capital stock. The Series F preferred stock was issued to various prior investors in common stock or other series of preferred stock pursuant to certain full ratchet anti-dilution provisions contained in their respective agreements.  As a result of these provisions, the Company effectively re-priced the prior investors’ shares (currently held from prior offerings) to $0.05 per share and $0.02 per share, as applicable. As such, the Company issued approximately 68,036 shares of Series F preferred stock under the ratchet provisions.  In June 2011, the Series F automatically converted to 68,035,953 shares of common stock upon the increase in the Company’s authorized capital stock. As of September 30, 2012, there were no shares of Series F outstanding.

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Upon the effective the date of the amendment to increase the Company’s authorized common stock, the Series G automatically converted into 2,014,966,000 shares of the Company’s common stock.  As of September 30, 2012, all shares of the Series G preferred stock were converted into shares of common stock.

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

In April 2012, we issued 1,000 shares of Series H for $100,000 that converts into 20,000,000 shares of common stock and warrants to purchase an aggregate 20,000,000 shares of common stock at an exercise price of $0.01 per share.

Upon the effective the date of the amendment to increase the Company’s authorized common stock, the Series H automatically converted into 350,000,000 shares of the Company’s common stock.  As of September 30, 2012, all shares of the Series H preferred stock were converted into shares of common stock.

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
SEPTEMBER 30, 2012
(UNAUDITED)

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

In May 2012, the Company received $50,000 in a private placement for the purchase of one share of a new Series J Convertible Preferred Stock to be created by the Company.  The one share of Series J will become convertible into 50,000,000 shares of common stock. As of September 30, 2012, the Company classified the $50,000 as a liability on its consolidated balance sheet (See Note 5).  Upon the filing of the Series J preference with the State, such amounts will be reclassified as equity.

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
SEPTEMBER 30, 2012
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

A summary of the Company’s stock option activity during the nine months ended September 30, 2012 is presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual
	Quantity	Price	Term (Years)
Balance outstanding at December 31, 2011	104,763,333	$0.025	4.00
Granted	20,000,000	$.001	–
Exercised	–	$–	–
Forfeited (due to personnel terminations)	(54,763,333)	$0.022	3.53
Expired	–	$–	–
Balance outstanding at September 30, 2012	70,000,000	$0.027	9.04
Exercisable at September 30, 2012	52,804,900	$0.024	9.15

There was no intrinsic value of all outstanding options for the nine months ended September 30, 2012.

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
SEPTEMBER 30, 2012
(UNAUDITED)

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
SEPTEMBER 30, 2012
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

Fiscal Year 2012 activity:

In August 2012, the Company agreed to issue to a consultant 20,000,000 stock options exercisable at $0.001 per share. The options were valued at $0.00089  per share or $17,800 using the Black Scholes option pricing model with the following assumptions: stock price of $0.0009 (based on agreement date’s quoted trading price of the company's common stock), expected term of five years (using the simplified method), volatility of 202% (based on historical volatility), and a risk-free interest rate of 0.63%. The options were fully expensed.

In the aggregate, for the three and nine months ended September 30, 2012, the Company recorded stock-based compensation expense of $112,251 and  $333,207, respectively, related to stock options. At September 30, 2012, there was $549,978 of unrecognized compensation expense to non-vested options-based compensation, which will be expensed over the applicable term of the respective stock option grants.

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
SEPTEMBER 30, 2012
(UNAUDITED)

In connection with a convertible note issued in March 2012, the Company issued five-year warrants to purchase an aggregate 90,000,000 shares of common stock at $0.005 per share, valued at its relative fair value of $14,613 (see Note 5).

In connection with the Series H private placement, during the three months ended June 30, 2012, the Company issued warrants to purchase an aggregate of 20,000,000 shares of common stock at an exercise price of $0.005 per share.

In May 2012, the Company agreed to extend the term of The Big Company’s two warrant grants by an additional two years, resulting in a new maturity date for each grant of May 10, 2014.  There was no accounting effect to the extension of the warrants as the increase in value was de minimis.

In June 2012, in connection with the $0.001 per share conversion price of the Series J private placement, the exercise prices of various outstanding warrants to purchase common stock of the Company were reduced to $0.001 per share and the number of shares which could be purchased upon exercise of such warrants were increased in order to keep the dollar proceeds from the exercise of such warrant constant per the anti-dilution provisions contained within the respective warrants (see Note 2 for a breakdown of the warrants that were affected).

On August 2, 2012, the Company entered into a Marketing and Distribution Agreement with Harrington Multi Media Marketing, Inc. (“HM”) pursuant to which HM is to produce a television commercial and market the Company’s products, at its own expense, which will be sold to HM at $4.00 per unit. In exchange, contingent on the services being provided, HM is to receive 300,000,000 warrants to purchase the Company’s common stock at $0.001 per share and an additional 90,000,000 warrants for each $2,000,000 in sales of the Company’s products generated through HM’s efforts. As of September 30, 2012, the Company did not issue any warrants to purchase the Company’s common stock to HM as the services were yet to be performed.

Listed below is the activity for the nine months ended September 30, 2012

		Weighted Average Exercise	Weighted Average Remaining Contractual
	Quantity	Price	Term (Years)
Balance outstanding at December 31, 2011	258,940,747	$0.022	2.43
Granted	181,500,000	$0.007	4.11
Exercised	–	$–	–
Additions due to repricing provisions	4,936,846,733	$0.001	3.17
Expired	–	$–	–
Balance outstanding at September 30, 2012	5,377,287,480	$0.006	3.08

In December 2011, the amount of common stock on an as converted basis exceeded our authorized share amount which resulted in the Company treating the warrants as a derivative liability in the consolidated financial statements however, during the three months ended September 30, 2012, various warrant derivative liabilities were reclassified to equity as the Company increased its authorized shares to 8,500,000,000 (see note 2 for the remaining warrants classified as derivative instruments).

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

7. RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2012, we incurred consulting expense of $180,000 pursuant to an agreement entered into in May 2011 with The Big Company, LLC (“TBC”), wherein one Board member is a partial owner and the Company’s Chairman was previously a manager.  As of September 30, 2012, there was $40,000 due to TBC and $250,000 had been converted to equity (See note 6). Effective July 1, 2011, the Company’s Chairman resigned from that position, and this payable is included in the line item “Due to related parties” on the Company’s consolidated balance sheet as of September 30, 2012. During the year ended December 31, 2011, the Company did not accrue for or make any royalty payments to TBC (see Note 8 for the amount of the royalty percentages to be paid to TBC and what they are calculated on).

As of September 30, 2012, we owed executive officers and former employees $731,656 in past due salary, payroll and severance as applicable which is included in the line item “Accrued expenses” on the Company’s consolidated balance sheet.

8. BIEBER BRANDS AND ASSOCIATES AGREEMENTS

In May 2011, the Company entered into agreements with Justin Bieber Brands, LLC, and certain associates of Justin Bieber (collectively, the “Bieber Agreements”, and the “Bieber Group”, respectively) as well as a related agreement with a company formerly managed by the Company’s Chairman, Keith St. Clair. The Bieber Agreements provide that Justin Bieber shall act as a spokesman for Safe on the Move’s software and its potential to substantially reduce injuries and save lives from traffic accidents. Bieber has agreed to endorse Safe on the Move’s software in a number of ways, both online and in person over the term of the Bieber Agreement.

The Bieber Agreements are identical except with regard to the number of warrants and sales royalties we are obligated to issue and pay. Each agreement revolves around Justin Bieber’s endorsement of our Safe on the Move software. The key terms of the Bieber Agreements are:

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
SEPTEMBER 30, 2012
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

In May 2011, the Company valued a total of 183,160,749 warrants at $1,275,495 as discussed above and recorded a prepaid asset, allocated to current and non-current, and is being amortized over the 3 year term of the above mentioned agreements. As of September 30, 2012, the unamortized portion was $425,165 current and $258,642 non-current.

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

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

9. CONCENTRATIONS

Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. At September 30, 2012, the Company had no balances which exceeded the federal insured limits.

10. SEGMENT INFORMATION

The Company operates under two business segments in continuing operations which are evaluated on a revenue and net income basis. Expenses for professional services, stock-based compensation and certain interest costs are considered corporate expenses. The direct marketing segment includes revenue and associated costs for lead generation and PhoneGuard a separate segment is engaged in the sale of cellular software. The operating results of businesses the Company sold in February 2011 are reported in discontinued operations.

The table below presents certain financial information by business segment for the three months ended September 30, 2012:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$–	$–	$–	$–	$–
Interest expense	$–	$–	$–	$(35,646)	$(35,646)
Depreciation and amortization	$–	$–	$–	$–	$–
Income tax expense	$–	$–	$–	$–	$–
Net income (loss)	$(13,175)	$(114,631)	$(128,346)	$(1,116,647)	$(969,539)
Fixed assets and intangibles	$–	$–	$–	$–	$–
Fixed assets, intangibles and goodwill additions (disposals), net	$(13,175)	$–	$(13,175)	$–	$(13,175)
Total assets	$–	$38,889	$38,889	$924,103	$962,992

The table below presents certain financial information by business segment for the three months ended September 30, 2011:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$–	$4,052	$4,052	$–	$4,052
Interest expense	$–	$–	$–	$(7,939)	$(7,939)
Depreciation and amortization	$(11,071)	$(93,751)	$(104,822)	$–	$(104,822)
Income tax expense	$–	$–	$–	$–	$–
Net income (loss)	$(470,577)	$(986,058)	$(1,456,635)	$2,163,207	$(706,572)
Fixed assets and intangibles	$62,908	$1,051,250	$1,114,158	$–	$1,114,158
Fixed assets, intangibles and goodwill additions (disposals), net	$–	$(82,500)	$(82,500)	$–	$(82,500)
Total assets	$136,307	$1,146,068	$1,282,375	$2,094,595	$3,376,970

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

The table below presents certain financial information by business segment for the nine months ended September 30, 2012:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$–	$1,333	$1,333	$–	$1,333
Interest expense	$–	$–	$–	$(277,756)	$(277,756)
Depreciation and amortization	$(22,928)	$–	$(22,928)	$–	$(22,928)
Income tax expense	$–	$–	$–	$–	$–
Net income (loss)	$(84,105)	$(703,452)	$(787,557)	$(4,062,065)	$(4,849,622)
Fixed assets and intangibles	$–	$–	$–	$–	$–
Fixed assets, intangibles and goodwill additions (disposals), net	$(28,793)	$–	$(28,793)	$–	$(28,793)
Total assets	$–	$38,889	$38,889	$924,103	$962,992

The table below presents certain financial information by business segment for nine months ended September 30, 2011:

	Direct		Segment
	Marketing	PhoneGuard	Totals	Corporate	Consolidated
Revenues	$496,532	$28,571	$525,103	$–	$525,103
Interest expense	$–	$–	$–	$(73,889)	$(73,889)
Depreciation and amortization	$(31,429)	$(364,927)	$(396,356)	$–	$(396,356)
Income tax expense	$–	$–	$–	$–	$–
Net income (loss)	$(1,089,930)	$(4,443,904)	$(5,533,834)	$(6,410,370)	$(11,944,204)
Fixed assets and intangibles	$62,908	$1,051,250	$1,114,158	$–	$1,114,158
Fixed assets, intangibles and goodwill additions (disposals), net	$–	$1,999,889)	$(1,999,889)	$–	$(1,999,889)
Total assets	$136,307	$1,144,568	$1,282,375	$2,094,595	$3,376,970

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

Revenues and pretax income (loss) from discontinued operations for the three and nine months ended September 30, 2012 and 2011, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$–	$6,584	$–	$163,775
Net income (loss) before income taxes	$–	$3,597	$–	$(102,277)

OPTIONS MEDIA GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

On December 22, 2011, Bartle Bogle Hegarty LLC (“BBH”), filed suit alleging a breach of contract based on the Company’s failure to pay approximately $145,000 to BBH for advertising services.  The Company subsequently filed a countersuit against BBH alleging the lack of performance by BBH adversely impacted the Company.  The $145,000 was included in the line item “Accrued expenses” on the Company’s audited December 31, 2011 consolidated balance sheet.  In May 2012, the Company entered into an agreement with BBH, wherein the Company agreed to pay $50,000 in 5 equal monthly installments of $10,000 commencing June 1, 2012 as settlement for all monies owed.  At September 30, 2012, $135,000 was included in the line item “Accrued expenses” on the Company’s unaudited consolidated balance sheet.  As part of the agreement, should the $50,000 not be paid, the Company acknowledged it would owe BBH the full $145,000 amount.  As such, the Company will record a gain on settlement of $95,000 once the $50,000 payments are completed. As of September 30, 2012, the Company had only made the first installment payment.

On or about June 18, 2012, List Service Direct, Inc. (“LSD”) commenced a lawsuit against the Company’s wholly owned subsidiary, 1 Touch Marketing, LLC in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  LSD alleges services provided and unpaid for in the amount of $102,383.78. As of September 30, 2012, the Company has accrued approximately $102,000 in accounts payable on the accompanying unaudited consolidated financial statements.

On or about July 23, 2012, CSI and Anthony Sasso (“Sasso”) commenced a lawsuit against the Company and Phone Guard, Inc., the Company’s wholly owned subsidiary in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. CSI and Sasso’s claims sound in breach of contract and breach of a promissory note for $750,000 and $450,000, respectively. The Company intends to vigorously defend the lawsuit for which it believes it has meritorious defenses and counterclaims. See Note 3 for details of the transaction and Note 5 showing the balance due under the Note as of September 30, 2012 as $362,500.

In July 2012, the Company entered into a settlement agreement with its former landlord. The settlement calls for a $15,000 settlement with payments to be made at $1,000 per month over fifteen months beginning in December 2012. Additionally, the Company is obligated to pay $93,234 which includes immediate forfeiture of its security deposit of $33,214 which was charged to expense as of September 30, 2012 in the accompanying consolidated financial statements and twenty-four monthly payments of $2,500 beginning in December 2012.

13. SUBSEQUENT EVENTS

On October 9, 2012, the Company issued to Keith St. Clair, the Company’s Interim Chief Executive Officer, a number of stock options equal to 10% of the Company’s total outstanding shares, on a fully diluted basis, with an exercise price of $0.001 and a term of three years. The shares will be valued using the black scholes option pricing model and expensed over the three year vesting term.

In October 2012, an investor in the Company’s Series A converted 200 shares of Series A into an aggregate of 20,000,000 shares of common stock.

In November 2012, 42.1875 shares of Series E preferred stock vested and were immediately converted into 5,468,723 shares of common stock.

On November 6, 2012 the Company executed a letter of intent to purchase the software and all related intellectual property relating to the product known as "APPCIDENT" in consideration for $250,000 worth of common stock valued at one-tenth of a penny (based on recent cash sales of common stock) or 250,000,000 shares. In connection with the execution of the letter of intent, an affiliate of the seller invested $75,000 in the Company in the form of a convertible promissory note. Such person agreed to invest an additional $50,000 in the Company by November 30, 2012. The Company also granted the seller an option to purchase an additional $125,000 shares at one-tenth of a penny no later than May 1, 2013.

Upon the filing of this Form 10Q, the Company will issue to Keith St. Clair, 137,500,000 shares of its common stock. The shares will be valued at $0.001 per share based upon recent cash sales, or $137,500 and immediately expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the impact of intense competition, the continuation or worsening of current economic conditions and the condition of the domestic and global credit and capital markets, failure to gain market acceptance of the software from consumers and retail outlets, any unanticipated changes to the working relationship between Justin Bieber and PhoneGuard, the willingness and the ability of consumers to pay for our Safe on the Move offerings.

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

Our Safe on the Move anti-texting software, when active on a mobile phone, prevents the user from texting while driving thereby enabling the user to focus on the road. Our anti-texting application is designed to keep teenagers, family members, and people who drive for businesses safe while driving by disabling texting, instant messaging, calling, web browsing, and other phone-based distractions that should not be used while driving. Safe on the Move protects drivers from the dangerous temptation to use their phone while driving.  Safe on the Move also provides a vehicle’s occupants personal safety with the following features: (i) a panic button; (ii) a location finder; (iii) geo fencing; and (iv) speed notifications.

In May 2011, we entered into agreements with Justin Bieber Brands, LLC and certain associates which led to Justin Bieber agreeing to act as spokesperson for Safe on the Move’s anti-texting product. During the second quarter we finalized our marketing strategy in conjunction with Mr. Bieber’s advisors. This led to Options Media offering the base anti-texting product free in order to maximize enrollment in our campaign to reduce the very damaging effects of texting, e-mailing, and talking while driving.

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

On November 6, 2012 the Company executed a letter of intent to purchase the software and all related intellectual property relating to the product known as "APPCIDENT" in consideration for $250,000 worth of common stock valued at one-tenth of a penny (based on recent cash sales of common stock) or 250,000,000 shares. In connection with the execution of the letter of intent, an affiliate of the seller invested $75,000 in the Company in the form of a convertible promissory note. Such person agreed to invest an additional $50,000 in the Company by November 30, 2012. The Company also granted the seller an option to purchase an additional $125,000 shares at one-tenth of a penny no later than May 1, 2013.

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

Our Product - Saving lives, One Text at a Time

Safe on the Move software is a next-generation, state-of-the-art mobile phone control management software suite designed to prevent texting and e-mailing while driving. The software provides personal safety features and it also offers parents and employers the ability to monitor the driving habits of mobile phone users in order to prevent speeding.

Safe on the Move software automatically turns off certain functionalities of the driver's mobile phone when the phone is in a moving vehicle. Thus, the user will no longer be able to text, e-mail, surf the web, instant message or make outgoing calls while driving. When the car is stopped for more than five seconds, however, the phone will automatically allow texting and other data functions to resume. Any missed text messages will be waiting for the user. Once the user starts driving again, the software will automatically block these activities again.

Our Safe on the Move software allows parents to control when their children can text or browse the Internet while driving in their cars. When a vehicle exceeds 10 mph the keypad locks up preventing texts, e-mails and dial out calls. If a text or e-mail is received while the keypad is in lockdown an auto reply will be sent to the sender that the recipient is driving.

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

Safe on the Move software is currently downloadable to BlackBerry and Android mobile phones. The Company has a version available for iPhones.  However, the software’s operations are not as robust as on the other platforms due to limitations with the iPhone operating system. The software uses global positioning satellite tracking of the mobile device in order to calculate the rate of speed of travel. Above certain predetermined speeds the Safe on the Move software will lock the keyboard and touch screen preventing the user from texting or doing anything but receive incoming calls. When we refer to texting, we also refer to e-mailing, web browsing, instant messaging or making outgoing calls. Safe on the Move software also includes an advanced set of features such as Time Out Control, Speed Control, Parental Override and Request Permission.

We expect that revenue from the Safe on the Move software will be principally derived from advertising services and subscription fees via the following offerings:

●	Safe on the Move: this version is offered to the consumer free and provides standard product offerings. It is an advertising supported model.

●
Safe on the Move Premium: this version is offered to the consumer via an annual subscription cost.  It is a step up from the Safe on the Move model as it provides additional functionality via a web portal that is not included within the Safe on the Move model.  It is not an advertising supported model.

●
Safe on the Move Enterprise: this version is targeted towards businesses and is offered via an annual subscription cost.  It is a model that has access to the all of the product’s available offerings and is customizable to meet the specific needs of each of our client’s business.  It is not an advertising supported model.

The aforementioned offerings have the following functionalities:

		Safe on the Move	Safe on the Move
	Safe on the Move	Family Pro	Enterprise
Text block: Keeps the driver and passengers safe while a vehicle is being driven by preventing the driver from surfing the web, texting, BBMing or reading e-mails	X	X	X
Custom auto-reply: Alerts the person that sends a text message while the vehicle is being driven with a customized message of why you are unavailable to answer.	X	X	X
Panic button: Immediately sends a text message with a panic message and GPS coordinates that will open a map with available administrative phone numbers to call, or 911	X	X	X
Override: Allows administrative user to enter passcode to unblock the phone for 30 minutes, even while driving or in timeout mode	X	X	X
Advertising enabled: Advertisements will occur through auto-reply texts and banners	X
Speed control: Allows administrative user to set a speed limit to help monitor how fast the vehicle is being driven.	X	X	X
Emergency call: Shows a list of administrative phone numbers to call, including 911.	X	X	X
Request permission: Sends a message from the phone to the administrative phone requesting an override to unblock the phone	X	X	X
Administration control: Allows administrative user to enter new administrative phone numbers and remove old ones	X	X	X
Speed violation alert: Sends a message from the phone to the administrative phone with alerts of excessive speed with a map link to the violation location	X	X	X
Remember passcode: Allows administrative user to remember the passcode so the phone will bypass the login for all administrative functions	X	X	X
Custom timeout auto-reply: Allows administrative user to customize timeout messages on the phone	X	X	X
Timeout: Allows administrative user to set timeout periods and custom timeout messages on the phone.	X	X	X
Geo-fencing: The administrator may set perimeters and receive alerts if the cell phone leaves the designated perimeter.	X	X	X
Web portal: Users will have access to additional functionalities offered through a web portal		X	X
Locator/Tracker: Enables the end users to locate/track their mobile phones in the event they are lost or stolen		X	X
Family/Enterprise View: Enables administrator to view the locations of all phones registered to their portal		X	X
Customizable reporting: Enterprise’s administrator will have the ability of customizing canned reports			X

Marketing of Safe on the Move Software

During 2011 and the first half of 2012, our senior management team focused on initiating marketing of Safe on the Move software. Although the approach is varied, time was spent seeking to penetrate three key markets – retail stores, wireless phone carriers, and insurance companies. In addition, we initiated an online approach where consumers can download Safe on the Move software and activate it directly from us.

The Company also believes that an important force in fighting texting while driving consists of insurance companies who end up paying the cost of the resulting accidents. We have been engaged in discussions with a major casualty insurance company. We are seeking to obtain its endorsement for it to give its policyholders a discount if all drivers covered under the policy have downloaded Safe on the Move software.

Other marketing opportunities we are pursuing include: (i) discussing the anti-texting portion of the Safe on the Move software with other insurance companies, both nationally and internationally; (ii) bundling the Safe on the Move software with other third party vendor applications; and (iii) expanding the geographical reach of the personal security features of the Safe on the Move software to other countries, especially third world nations that tend to have higher levels of crime.

Lead Generation

During the early part of 2011, our remaining business was from the original business model, a lead generation business.  We acquired online leads from an unaffiliated third party which is a supplier of leads relating to educational matters. We employed two people who utilized these leads and supplied them to an additional third party that in turn interfaces with colleges and universities. These two employees were also responsible for soliciting new business.  During the nine months of 2012, we focused substantially all of our efforts on the development and marketing of the Safe on the Move software and decreased the amount of attention we have placed our lead generation activities.  As such, no revenue was derived from lead generation during the three and nine months ended September 30, 2012.

Competition

While there are several other products on the market today that prevent texting while driving using a similar approach, we believe that the Safe on the Move software significantly leapfrogs these products through an additional advanced set of features. We expect that this competition will continue to intensify in the future as a result of industry consolidation, the maturation of the industry and low barriers to entry. We compete with a diverse and large pool of companies.

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

Subscription and Other Revenue. We will generate subscription services revenue through the sale of our Safe on the Move’s anti-texting software. For annual subscription fees, subscription revenue will be recognized on a straight-line basis over the subscription period.

We offer lead generation programs to assist a variety of businesses with customer acquisition for the products and services they are selling. We pre-screen the leads to meet its clients' exact criteria. Revenue from generating and selling leads to customers is recognized at the time of delivery and acceptance by the customer.

Safe on the Move previously sold an older version of anti-texting mobile software under a licensing agreement. Sales to distributors and retailers were recognized at the time of shipment as the software licenses has an indefinite term except if the sale is under a consignment arrangement in which case, we recognize the sale only upon the distributor reselling the software. Sales to consumers over the Internet are recognized on a pro rata basis over the term of the subscription period.

Options Media sold its e-mail business in February 2011 and receives commission from the purchaser on sales made to Options Media’s previous customers. Revenue is recorded when commission is received as there is not enough collection history to record accruals with true-ups to actual. These commissions are reported in discontinued operations.  During the nine months ended September 30, 2012, the Company has not received any commissions from the purchaser.

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

Pursuant to the provisions of ASC 985, we began to amortize the capitalized cost utilizing the straight-line method over the three-year estimated useful life of the software.  Amortization commenced at the acquisition date, as a free version of the product was available to customers.  Future product maintenance and customer support, for the software, will be expensed as incurred.  Should the Company begin to enter a product enhancement phase, it will determine at that time if post-R&D phase costs should be capitalized.  The Company recorded an impairment charge for the entire net book value of the asset during the fourth quarter of 2011.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Report for discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Revenues	$–	$4,052	$(4,052)	(100.0)%

The decrease in revenues was due primarily to lower direct marketing revenues in 2012 compared to 2011. We have turned our attention to the Safe on the Move anti-texting software and have decreased our efforts on direct marketing.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Gross profit	$–	$4,052	$(4,052)	(100.0)%
Percentage of revenues	0%	100.0%

The decrease in gross profit was due to the aforementioned decrease in revenue and with no associated cost of revenues.

			Period-over-Period	Period-over-Period
Operating expenses:	2012	2011	$ Change	% Change
Compensation and related costs	$627,619	$1,632,643	$1,005,024	60.6%
Advertising	–	319,614	319,614	100.0%
Rent	–	49,290	49,290	100.0%
Impairment of fixed assets	13,175	–	(13,175)	(100.0)%
Impairment of intangible assets	20,000	–	(20,000)	(100.0)%
Impairment of software license	–	82,500	82,500	100.0%
General and administrative	287,026	625,693	338,667	54.1%
Total operating expenses	$947,820	$2,709,740	$1,761,920	65.0%

Compensation and related costs include salaries, payroll related taxes, and stock-based compensation. These expenses decreased by $1,005,024 primarily due to a decrease in non-cash stock-based compensation from the following items: (i) the vesting of 42.1875 shares of Series E; (ii) amortization of employee stock option grants made during the prior period; (iii) stock related grants pertaining to the Bieber Agreements and our Chairman, who played a key role in negotiating the Bieber agreements; and (iv) amortization of warrants issued to third parties that assisted in the negotiations of the Bieber Agreements.

Advertising expenses decreased by $319,614 primarily due to a decrease in advertising spending in 2012 compared to the amount spend in the comparable prior period.

Rent expense decreased $49,290 due to a decline in sublease income and the Company relocating its offices.

Impairment of fixed assets of $13,175 relates to our relocation of corporate offices.  There was no impairment of fixed assets in the three months ended September 30, 2011.

Impairment of intangible assets of $20,000 relates to the impairment of our trademark.  There was no impairment of intangible assets in the three months ended September 30, 2011.

There was no impairment of software license in the three months ended September 30, 2012. Impairment of software license of $82,500 in the three months ended September 30, 2011 represented a non-cash charge that resulted from a full impairment of the anti-texting software license pertaining to rights in North, Central, and South Americas. The anti-texting software license was originally acquired for $110,000 in August 2010, and $27,500 had been amortized as of July 2011, leaving a remaining net book balance of $82,500. This software license was disposed and replaced with the purchase of all worldwide rights; see Note 4 for additional information.

General and administrative expenses had a decrease of $338,667 from the comparable prior year period due to a reduction in investor relations costs, legal fees, consulting costs consistent with management’s strategy to reduce operating expenses in 2012.

			Period-over-Period	Period-over-Period
Other income (expense):	2012	2011	$ Change	% Change
Change in fair market value of derivative liabilities	$13,927	$3,442,611	$3,428,684	99.6%
Interest expense	(35,646)	(7,939)	27,707	(349.0)%
Loss on extinguishment of debt	–	(16,117)	(16,117)	(100.0)%
Other income (expense)	–	12,500	12,500	100.0%
Settlement gain	–	(18,795)	(18,795)	(100.0)%
Total other expense, net	$(21,719)	$3,412,260	$3,433,979	100.6%

Change in fair market value of derivative liabilities decreased $3,428,684. Due to the price protection provisions in outstanding warrants, the values were treated as derivative liabilities in the consolidated financial statements.  Additionally, as the amount of common stock on an as converted basis exceeded our authorized share amount, in prior periods the remaining warrants and convertible debt were also treated as derivative liabilities in the consolidated financial statements and then reclassified to equity during the three months ended September 30, 2012 upon the increase of capital.  This results in non-cash gains or losses each period during the term of the warrants and convertible debt. On August 2, 2012, the Board of Directors approved an increase in the Company’s authorized common stock from 1,500,000,000 to 8,500,000,000 shares. The amended articles became effective on September 28, 2012. At September 30, 2012, we had recorded a loss on the change in the fair market value of our derivative liabilities due to the increase in the number of common shares the derivative instruments convert into due to anti-dilution provisions included within the respective instruments (see Note 2), partially offset by an increase in the closing price of our common stock over the respective closing prices at the dates we valued the warrants and convertible debt issued during the year. The change in fair market value of the respective warrant and embedded conversion option liabilities, resulted in the non-cash gain of $13,927. We account for these derivative instruments under guidance of ASC Topic 815.

Interest expense increased $27,707 due to the Company entering into notes payable during 2011 and the first nine months of 2012, see Note 5 for additional details on the various notes the Company issued.

There was no settlement gain or loss in the three months ended September 30, 2012. In the three months ended September 30, 2012, settlement loss of $18,795 was primarily due to the difference between the fair value of our common stock issued as part of a settlement agreement compared to the value proscribed to the shares within this agreement.

Income taxes: No tax benefit or expense was recorded for the three months ended September 30, 2012 and 2011.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Loss (income)from continuing operations	$(969,539)	$706,572	$1,676,111	237.2%

Loss from continuing operations for the three months ended September 30, 2012, increased $1,676,111 from the loss from continuing operations for the comparable prior year period due to the aforementioned factors.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Income from discontinued operations, net of income taxes of $0	$–	$3,597	$(3,597)	(100.0)%

There was no loss from discontinued operations for the three months ended September 30, 2012, as compared to the earnings from discontinued operations for the comparable prior year period as there was no activity related to discontinued operations in 2012. This related to the sale of our email and postal direct marketing business.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Revenues	$1,333	$$525,103	$(523,770)	(99.7)%

The decrease in revenues was due primarily to lower direct marketing revenues in 2012 compared to 2011. We have turned our attention to the Safe on the Move anti-texting software and have decreased our efforts on direct marketing.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Cost of revenues	$–	$324,046	$(324,046)	(100.0)%
Percentage of revenues	0%	61.7%

There were no costs of revenues in the nine month period ended September 30, 2012.  The decrease from the comparable prior year period is due to the decrease in direct marketing revenue.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Gross profit	$1,333	$201,057	$(199,724)	(99.3)%
Percentage of revenues	100%	38.3%

The decrease in gross profit was due to the aforementioned decrease in revenue and cost of revenues.

			Period-over-Period	Period-over-Period
Operating expenses:	2012	2011	$ Change	% Change
Compensation and related costs	$1,843,010	$4,343,443	$(2,500,433)	(57.6)%
Commissions	–	41,084	(41,084)	(100.0)%
Advertising	48,695	655,294	(606,599)	(92.6)%
Rent	106,699	149,842	(43,143)	(28.8)%
Impairment of fixed assets	28,793	–	28,793	100.0%
Impairment of intangible assets	20,000	–	20,000	100.0%
Impairment of software license	–	2,135,697	(2,135,697)	(100.0)%
General and administrative	1,374,008	2,069,140	(695,132)	(33.6)%
Total operating expenses	$3,421,205	$9,394,500	$(5,973,295)	(63.6)%

Compensation and related costs include salaries, payroll related taxes, and stock-based compensation. These expenses decreased by $2,500,433 primarily due to an increase in non-cash stock-based compensation from the following items: (i) the vesting of 126.561 shares of Series E; (ii) amortization of employee stock option grants made during the prior period; (iii) stock related grants pertaining to the Bieber Agreements and our Chairman, who played a key role in negotiating the Bieber agreements; and (iv) amortization of warrants issued to third parties that assisted in the negotiations of the Bieber Agreements.

Commissions declined $41,084 due to the aforementioned decline in revenues.

Advertising expenses decreased by $606,599 primarily due to a decrease in advertising spending in 2012 compared to the amount spend in the comparable prior period.

Rent expense decreased $43,143 due to a decrease in sublease income and relocation of corporate offices.

Impairment of fixed assets of $28,793 relates to our decision not to exploit the SMS mailing platform and relocation of corporate offices.  There was no impairment of fixed assets in the nine months ended September 30, 2011.

Impairment of intangible assets of $20,000 relates to the impairment of our trademark.  There was no impairment of intangible assets in the nine months ended September 30, 2011.

There was no impairment of software licenses in the nine months ended September 30, 2012.  Impairment of software license of $2,135,697 in the nine months ended September 30, 2011, represented a one-time non-cash charge that resulted from a full impairment of the anti-virus software license and the prepaid royalties associated with that software license. The software license was originally acquired for $2,528,426 in April 2010, and $611,037 had been amortized as of June 30, 2011, leaving a remaining net book balance of $1,917,389. At the time we purchased the sublicense, we also acquired the prepaid royalties to the software owner. The net book value of the prepaid royalties at June 30, 2011, was $135,808. Options Media is devoting all resources to developing and marketing its Drive Safe™ software and decided not to exploit the anti-virus software license it acquired in April 2010. After careful analysis, Options Media determined during the six months ended June 30, 2011, to no longer market the anti-virus product. As a result, we expensed the entire net book balance of the license and prepaid royalties associated with that license.

General and administrative expenses had a decrease of $695,132 from the comparable prior year period due to a reduction in investor relations costs, legal fees, consulting costs consistent with management’s strategy to reduce operating expenses in 2012.

			Period-over-Period	Period-over-Period
Other income (expense):	2012	2011	$ Change	% Change
Change in fair market value of derivative liabilities	$(816,995)	$(2,670,194)	$1,853,199	(69.4)%
Loss on extinguishment of debt	(360,386)	(16,117)	(344,269)	2,136.1%
Interest expense	(277,756)	(73,889)	(203,867)	275.9%
Other income (expense)	(58)	28,234	(28,292)	(100.2)%
Settlement gain	25,445	(18,795)	44,240	(235.4)%
Total other expense, net	$(1,429,750)	$(2,750,761)	$1,321,011	(48.0)%

Change in fair market value of derivative liabilities decreased $1,853,199. Due to the price protection provisions in outstanding warrants, the values were treated as derivative liabilities in the consolidated financial statements.  Additionally, during the prior periods as the amount of common stock on an as converted basis exceeded our authorized share amount, the remaining warrants and convertible debt were treated as derivative liabilities.  This results in non-cash gains or losses each period during the term of the warrants and convertible debt. On August 2, 2012, the Board of Directors approved an increase in the Company’s authorized common stock from 1,500,000,000 to 8,500,000,000 shares. The amended articles became effective on September 28, 2012. At September 30, 2012, we had recorded a loss on the change in the fair market value of our derivative liabilities due to the increase in the number of common shares the derivative instruments convert into due to anti-dilution provisions included within the respective instruments (see Note 2), partially offset by an increase in the closing price of our common stock over the respective closing prices at the dates we valued the warrants and convertible debt issued during the year and further reduced by the reclassification of various instruments to equity upon the increase in capital. The change in fair market value of the respective warrant and embedded conversion option liabilities, resulted in the non-cash loss of $1,853,199. We account for these derivative instruments under guidance of ASC Topic 815.

Loss on extinguishment of debt increased $344,269 due to an amendment made to a convertible secured note payable. The debt modification was treated as a debt extinguishment and is discussed in further detail at Note 5.

Interest expense increased $203,867 due to the Company entering into notes payable during 2011 and the first nine months of 2012 along with the amortization of debt discounts, see Note 5 for additional details on the various notes the Company issued.

Settlement gain increased $44,240 primarily due to the Company difference between the fair value of common stock issued as part of an agreement compared to the value proscribed to the shares within this agreement offset by a loss in the prior period.

Income taxes: No tax benefit or expense was recorded for the nine months ended September 30, 2012 and 2011.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Loss from continuing operations	$(4,849,622)	(11,944,204)	$7,094,582	(59.4)%

Loss from continuing operations for the nine months ended September 30, 2012, decreased $7,094,582 from the loss from continuing operations for the comparable prior year period due to the aforementioned factors.

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Income from discontinued operations, net of income taxes of $0	$–	$13,941	$(13,941)	(100.0)%

There was no income from discontinued operations for the nine months ended September 30, 2012, as compared to the income from discontinued operations for the comparable prior year period as there was no activity related to discontinued operations in 2012. This relates to the sale of our email and postal direct marketing business.

Liquidity and Capital Resources

For the nine months ended September 30, 2012, we used $719,908 in cash from continuing operations. The cash used in operating activities consisted of our net loss of $4,849,622 offset by a change in operating assets and liabilities of $1,107,436 and non-cash items comprised of the following (i) change in fair market value of warrant liability of $816,995; (ii); loss on extinguishment of debt of $360,386; (iii) combined stock issuances, warrant issuances and stock option compensation of $1,572,098 (iv) debt discount of $201,351 (v) impairment of fixed assets and intangible assets of $48,793 and (vi) depreciation of $22,928.

For the nine months ended September 30, 2012, we had no investing activities.

For the nine months ended September 30, 2012, we were provided with $719,908 from financing activities related to: (i) proceeds from Series H preferred stock private placement of $350,000 and (ii) proceeds from notes of $681,250; partially offset by repayments of loans of $200,000 and financing costs associated of $11,500.

As of November 1, 2012, we had approximately $15,000 in available cash and no balance in net accounts receivable. We previously issued a convertible note of $150,000 that was due on July 2, 2012, another note payable has an outstanding balance at September 30, 2012 of $362,500 and requires monthly payments of $25,000 beginning April 20, 2012 and, as set forth in Note 5 to the financial statements above, another note with a principal amount of $475,000 which is currently in default.

On November 6, 2012 the Company executed a letter of intent to purchase the software and all related intellectual property relating to the product known as "APPCIDENT" in consideration for $250,000 shares of common stock valued at one-tenth of a penny. In connection with the execution of the letter of intent, an affiliate of the seller invested $75,000 in the Company in the form of a convertible promissory note. Such person agreed to invest an additional $50,000 in the Company by November 30, 2012. The Company also granted the seller an option to purchase an additional $125,000 shares at one-tenth of a penny no later than May 1, 2013.

To remain operational, we are dependent on raising additional capital, of which there can be no assurance.  Our management team is focusing on various financing alternatives.  In addition to raising additional capital, our management is focused on generating sales from our Safe on the Move Software offerings in addition to reducing our discretionary expenses.  Any additional financing may not be available on terms that are favorable to us, if at all. Any additional equity financing may be very dilutive to our existing shareholders. If we are unsuccessful in our efforts to raise capital initially and also increase cash flows from operations to cover our expenditures, we may not remain operational.

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

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On or about June 18, 2012, List Service Direct, Inc. (“LSD”) commenced a lawsuit against the Company’s wholly owned subsidiary, 1 Touch Marketing, LLC in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  LSD alleges services provided and unpaid for in the amount of $102,383. As of September 30, 2012, the Company has accrued approximately $102,000 in accounts payable on the accompanying unaudited consolidated financial statements.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Series A holders (1)	7/11/12 7/15/12	64,000,000	Conversion of 640 shares of Series A preferred stock
Vendors (1)	7/19/12	250,000,000	Settlement agreement
Series E holder (1)	8/12/12	5,468,724	Automatic conversion of Series E preferred stock
Employees (1)	9/5/12	250,000,000	Performance of company objectives
Series A holder (1)	9/28/12	40,000,000	Ratchet of prior conversion of Series A preferred stock
Series D holder (1)	9/28/12	11,379,600	Automatic conversion of Series D preferred stock
Series G holder (1)	9/28/12	2,014,966,000	Automatic conversion of Series G preferred stock
Series H holder (1)	9/28/12	350,000,000	Automatic conversion of Series H preferred stock

(1)	The securities were issued in reliance upon the exemption provided by Section 4(2) and Rule 506 under the Securities Act. There was no general solicitation and the investors were accredited.

On October 9, 2012, the Company issued to Keith St. Clair, the Company’s Interim Chief Executive Officer, a number of stock options equal to 10% of the Company’s total outstanding shares, on a fully diluted basis, with an exercise price of $0.001 and a term of three years. The shares will be valued using the black scholes option pricing model and expensed over the three year vesting term.

Upon the filing of this Form 10Q, the Company will issue to Keith St. Clair, 137,500,000 shares of its common stock. The shares will be valued at $0.001 per share based upon recent cash sales, or $137,500 and immediately expensed.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

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

The Company’s outstanding $150,000, three- month 10% convertible secured note that was payable July 2, 2012 and is convertible into common stock at $0.005 per share is currently in default on the payment of principal and interest.  The holder has the right to redemption at 120% of the principal amount plus interest.  In July 2011, the Company issued a $450,000 note in connection with the CSI Agreement and it stipulated 18 equal monthly installments of $25,000 beginning in August 2011.  During 2011, the Company repaid $87,500, leaving $362,500 outstanding as of December 31, 2011.  The Company made a partial payment of the November 2011 payment and did not make its December 2011 payment.  In February 2012, the Company amended the terms of this note payable such that equal monthly payments in the amount of $25,000 will commence in April 2012 and continue through June 2013.  The Company did not make the April 2012 payment of $25,000 or any other payment to date and the entire remaining amount of the debt, $362,500 is presented as a current liability.  To date, the note holder has not notified the Company in writing that it is in default. The Company can give no assurances as to the resolution of the note based upon its current default status.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

On November 6, 2012 the Company executed a letter of intent to purchase the software and all related intellectual property relating to the product known as "APPCIDENT" in consideration for $250,000 worth of common stock valued at one-tenth of a penny (based on recent cash sales of common stock) or 250,000,000 shares. In connection with the execution of the letter of intent, an affiliate of the seller invested $75,000 in the Company in the form of a convertible promissory note. Such person agreed to invest an additional $50,000 in the Company by November 30, 2012. The Company also granted the seller an option to purchase an additional $125,000 shares at one-tenth of a penny no later than May 1, 2013.

ITEM 6.        EXHIBITS

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIONS MEDIA GROUP HOLDINGS, INC.

November 19, 2012	/s/ Keith St. Clair
Keith St. Clair
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer (Section 302)
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

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